Form 10-K405
period 1998-12-31
MS ACQUISITION; AETNA INDUSTRIES INC
filed 1999-04-15
CIK 1021907, 1022657

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT --- OF 1934 For the fiscal year ended December 31, 1998

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
--- ACT OF 1934 For the transition period from                 to
                                               ----------------  -------------

Commission File No. 333-11801-01
Commission File No. 333-11801

                              MS ACQUISITION CORP.
                             AETNA INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                            13-337-9803/38-200-7550
--------------------------------------------------------------------------------
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                   Identification No.)

1, Rue Thomas Edison, Quartier des Chenes,
   78056 St. Quentin en Yvelines, France
24331 Sherwood Avenue, P.O. Box 3067,
        Centerline, Michigan                               48015-0067
--------------------------------------------------------------------------------
 (Address of principal executive offices)                  (Zip Code)

  Registrant's telephone number, including area code      011-33-1-39-41-20-00
                                                             (810) 759-2200

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES  X          NO
                                 ---            ---


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

The registrant is a privately held corporation. As such, there is no practicable method to determine the aggregate market value of the voting stock held by non-affiliates of the Registrant.

As of March 31, 1999, there were 3,902,498 shares of MS Acquisition Corp. Class A common stock (voting) outstanding and no shares of MS Acquisition Corp. Class B common stock (non-voting) outstanding (collectively, the "Common Stock").

                         TABLE OF ADDITIONAL REGISTRANTS

                                                            I.R.S. EMPLOYEE
EXACT NAME OF REGISTRANT AS         JURISDICTION OF         IDENTIFICATION
SPECIFIED IN ITS CHARTER             INCORPORATION              NUMBER

None.

                                     PART I

Item 1.                    Business

General

    The Company is a leading full-service supplier of highly engineered metal-formed components, complex modules and mechanical assemblies for automotive OEMs in Europe and North America. The Company is a holding company with it's financial operations in Europe and North America. The Company operates through it's two operating subsidiaries Sofedit, of France and Aetna of the United States. The Company believes it produces one of the broadest ranges of automotive stampings and other metal-formed products of any OEM supplier within these markets. The Company's products are manufactured through a variety of processes including complex stamping, high-pressure hydroforming and, beginning in 1999, hot stamping. The Company's products include: (i) structural components and modules for chassis, suspension, floor pan and engine cradle systems; (ii) large exterior door and body panel modules; (iii) mechanical assemblies such as pedal systems and door-check mechanisms; and (iv) other complex components such as stamped pulleys and crankshaft pulley dampers. The Company's products are used by most of the major automotive OEMs worldwide, such as DaimlerChrysler, GM, Jaguar, Mercedes-Benz, Mitsubishi, Peugeot-Citroen, Porsche, Renault, Toyota, Volkswagen and Volvo. On a pro forma basis, the Company's net sales for 1997 and 1998 were $693.6 million and $763.9 million, respectively.

    The Company's international presence is the result of the April 1998 combination of Sofedit and Aetna, two leading stamping and metal-forming companies in Europe and North America, respectively. Today, the Company produces over 100 types of products for 60 models on 40 platforms from 23 plants in Europe and North America. The Company believes that the component supply segment of the automotive supply industry is highly fragmented but undergoing significant consolidation. This consolidation is being driven by OEM requirements for increased global sourcing for global platforms and increased outsourcing of design and production. As a result of the combination, the Company believes it is uniquely positioned to capitalize on these trends.

    The Company has a significant international presence with approximately 71% and 29% of its pro forma 1998 net sales generated from sales to customers in Europe and North America, respectively. The Company believes it is well positioned on top-selling vehicles in Europe and North America. For example, the Company currently supplies products used on seven of the ten top-selling vehicles in Europe, including the Renault Twingo, Megane and Clio, the Opel Astra and Vectra, and the Volkswagen Golf and Polo. The Company also supplies products used on such top-selling vehicles in North America as the Chrysler Jeep Cherokee, Jeep Grand Cherokee and Jeep Wrangler, Chrysler Cirrus/Dodge Stratus, Buick Riviera/Oldsmobile Aurora, Chevrolet Astro/GMC Safari, Pontiac Bonneville, Buick Park Avenue, Chevrolet Cavalier and Saturn LS. Approximately 70.1% of the Company's 1998 pro forma North American net sales were derived from the higher-growth light truck segment.

    The Company has a substantial number of new products for car and light truck platforms in the early stages of production, including platforms for Chrysler
(two), GM (one) and CAMI (one) in North America and products for new vehicles for Renault (six), for Peugeot-Citroen (five) and one for each of Volkswagen, Mercedes-Benz, Mitsubishi, GM, Toyota and Volvo in Europe. In connection with the introduction of these new products, the Company made significant investments and incurred significant launch and other costs. The Company believes that it is now well positioned to realize the benefits of these investments as they reach full production.

    The Company's business strategy is to: (i) leverage and expand its international presence to exploit future opportunities; (ii) capitalize on technical design and engineering capabilities; (iii) exploit new technologies such as high-pressure hydroforming; (iv) achieve continuous quality improvements and enhance manufacturing efficiencies; and (v) pursue strategic acquisitions.

Industry Overview

    The Company believes that the component supply segment of the automotive supply industry is highly fragmented and undergoing significant consolidation. This consolidation is being driven by OEM requirements for increased global sourcing for global platforms, and increased outsourcing of design and production. The Company believes that these requirements can best be met by suppliers such as the Company, which have sufficient size, geographic presence and financial resources to meet such demands.

    Global Sourcing Trends. OEMs are positioning themselves to meet global demands by designing and producing cars on a reduced number of global platforms which can be designed in one vehicle center but produced and sold in many different geographic markets, thereby allowing OEMs to reduce design costs and take full advantage of low-cost manufacturing locations. For example, GM has announced it will use three major global platforms in its international passenger car operations, and European OEMs have announced similar initiatives. The Company believes that such standardization of OEM platforms will result in fewer suppliers, with each of the remaining suppliers delivering greater volumes. The Company believes that only suppliers with facilities strategically located near OEM facilities will be able to take advantage of this trend.

    Increased Systems/Modular Sourcing. In conjunction with the changing trends regarding global platforms, OEMs increasingly require suppliers to be capable of providing complete systems or modules rather than separate component parts. A system is a group of component parts which operate together to provide a specific engineering-driven function, whereas a module is a group of systems and/or component parts which are assembled and shipped to the OEM for installation in a vehicle as a unit. By outsourcing complete systems or modules, OEMs are able to reduce the costs associated with the design and integration of different components and improve quality by enabling their suppliers to assemble and test major portions of the vehicle prior to beginning production. As a result of the trend of having suppliers produce and assemble larger modules, proximity to the OEMs' facilities is increasingly important. This trend is more advanced in North America than in Europe.

    Increased Supplier Design and Development. The Company believes that implementation of global sourcing strategies is accelerating the trend toward involving potential suppliers earlier in the design and development process of new global platforms. Consequently, the Company believes that the key success factors for OEM suppliers have changed from pure cost minimization to total program management that encompasses state-of-the-art design, manufacture and delivery of high-quality products at competitive prices on a global scale.

    Continued Outsourcing. As in other segments of the automotive components industry, the Company expects outsourcing to accelerate in the stamping and metal-forming areas. In both Europe and North America, class A exposed surface panels ("body-in-white") have traditionally been produced in-house by OEMs, while unexposed body structure and unexposed underbody/chassis assemblies are being increasingly outsourced. In general, outsourcing of stampings in Europe has been constrained by the geographic dispersion of OEM assembly plants. The Company believes that opportunities for outsourcing will considerably increase for suppliers having the geographic reach and ability to supply components and modules from nearby manufacturing facilities.

Competitive Strengths

    The Company believes it possesses the following distinct competitive strengths: (i) international presence; (ii) strong relationships with a diversified customer base; (iii) full-service technical, design and engineering capabilities; (iv) a highly motivated and experienced management team; and (v) a proven ability to identify and successfully manage acquisitions. The Company intends to capitalize on these competitive strengths to continue to generate consistent revenue growth and increased profitability in the future.

    International Presence. With 23 plants in Europe and North America, the Company believes it is one of a limited group of high-quality, full-service automotive suppliers able to provide significant volumes of stampings and mechanical assemblies on an international basis. The majority of the Company's plants are strategically located near OEM production facilities. The Company also believes that its international approach has resulted in recent awards of new business from existing customers, including GM's Opel unit in Poland and Renault in Brazil, as well as awards of business from new customers such as BMW/Rover, CAMI and Mitsubishi North America.

    Strong Relationships with a Diversified Customer Base. The Company's full-service capabilities have enabled it to become a leading supplier to nearly all of the world's major automotive OEMs, including DaimlerChrysler, GM, Jaguar, Mercedes-Benz, Mitsubishi, Peugeot-Citroen, Porsche, Renault, Toyota, Volkswagen and Volvo. Many of these major OEMs have become customers of the Company in the last five years, which has contributed to significant sales growth. During this period, the Company has solidified long-term relationships with DaimlerChrysler, GM, Peugeot-Citroen and Renault, each of which accounted for more than 6% of the Company's pro forma 1998 net sales, although no single customer accounted for more than 27% of the Company's pro forma 1998 net sales.

    Full-Service Technical, Design and Engineering Capabilities. The Company believes it is one of a few automotive suppliers in Europe and North America capable of meeting OEMs' demands for greater outsourcing of stampings and mechanical assemblies at the earliest stages of product design as well as during continuous production stages. Supporting the Company's full-service capabilities are its computer-aided design systems, prototype plants, hydroforming expertise and large-bed presses, augmented by the efficiency of an increasingly automated production lines. These full-service capabilities enable the Company to pursue its strategy of leveraging design and engineering skills to secure supply relationships for complex products which are typically higher value-added. The Company considers hydroforming to be an important technology and believes that applications for hydroforming are increasing, as illustrated by Volvo's recent selection of the Company to provide a hydroformed cross-member assembly for the Volvo S80 model.

    Highly Motivated and Experienced Management Team. The Company believes its management and employees are highly motivated to meet corporate objectives due to performance incentive plans and the Company's decentralized management style. The Company believes its decentralized approach to decision making encourages employee participation in refining and improving production processes and product quality. The Company's incentive plans for management employees include discretionary annual bonuses and stock option plans based on their ability to meet certain defined financial and quality performance criteria. Moreover, members of the Company's senior management have an average of approximately 17 years of experience in the automotive industry.

    Proven Ability to Identify and Successfully Manage Acquisitions. Since 1989, the Company's management has completed seven acquisitions and two strategic alliances. The Company's strategy has been to identify under-performing companies with potential for operating improvements. In such acquisitions, the Company has been able to apply its management expertise to increase efficiency and to improve quality. For example, the Company's management team was able to improve dramatically productivity and manufacturing efficiencies at the Lebranchu facility (the Company's largest facility in Europe, which was acquired in 1994) by approximately 57%, from 1995 to 1997, while net sales from the Lebranchu facility operations increased by approximately 39% for the same period.

Business Strategy

    The Company's business strategy is designed to foster growth, improve manufacturing efficiency, reduce costs and increase productivity, thereby improving profitability. Key elements of this business strategy include: (i) leveraging and expanding its international presence to exploit future opportunities; (ii) capitalizing on technical design and engineering capabilities; (iii) exploiting new technologies such as high-pressure hydroforming; (iv) achieving continuous quality improvements and enhancing manufacturing efficiencies; and (v) pursuing strategic acquisitions.

    Leverage and Expand International Presence. The Company believes that international capabilities are necessary to ensure its selection by OEMs as a supplier for future highly attractive global platforms. The Company currently operates 12 manufacturing facilities in Europe and 11 manufacturing facilities in North America, allowing it to supply products to its customers on a local basis in two of the world's largest markets. The Company is also committed to continued expansion of its international operations in certain other attractive markets, including Eastern Europe, Asia and Latin America. For example, the Company has recently purchased a facility in Brazil where the Company expects to commence production of components for Renault in 1999. In addition, the Company recently established strategic alliances in Slovenia and Turkey and is actively pursuing similar opportunities in Argentina and Japan. By leveraging and expanding its international presence, the Company believes it will be well positioned to win future awards on attractive global and other platforms outside Europe and North America.

    Capitalize on Technical Design and Engineering Capabilities. The Company works with OEMs throughout the product development cycle, from concept vehicle and prototype development through the design and implementation of manufacturing processes. The Company believes that by working with its customers early in the design process, it is able to secure new business and provide its customers with significant cost reduction solutions.

    Exploit New Technologies. The Company's expertise in high-pressure hydroforming, aluminum stamping and thixoforming are important elements of its growth strategy. The Company believes that these capabilities have been instrumental in meeting OEMs' focus on lighter-weight vehicles and will be increasingly important to the Company's key customers as applications for such technologies on future models continue to expand.

    Achieve Continuous Quality Improvements and Enhance Manufacturing Efficiencies. The Company continues to implement initiatives to improve product quality and reduce manufacturing costs. The Company's emphasis on continuous improvement using techniques such as the Kaizen process and the ongoing elimination of non-value-added steps in its manufacturing process aim to meet the increasingly stringent demands by OEMs. Specifically, the Company's objectives are to manufacture and deliver its products on a just-in-time basis which requires standardization of production processes, product changeovers and increased automation through the flexible use of robotics and manufacturing cells. In addition, the Company strives to rapidly adjust its production lines to identify any problems as they develop and to maximize the consistent quality of its products.

    Pursue Strategic Acquisitions. The Company believes that consolidation in the automotive supply industry will provide continued opportunities to acquire companies that complement and expand its existing business. The Company seeks to make strategic acquisitions that: (i) enhance its position as an international supplier; (ii) provide additional manufacturing and technical capabilities; (iii) increase the Company's content on existing models for which the Company supplies products; and (iv) add new customers. Since 1989, Sofedit has made acquisitions that have increased its engineering capability and manufacturing expertise, added production capacity and expanded its product lines and its geographic reach and customer base. In particular, the Combination has extended the Company's presence in North America while strengthening its structural underbody capabilities.

Products

    The Company's current products consist of a broad range of stamped, formed, welded and assembled metal components, many of which are critical to the structural integrity of a vehicle. The Company's principal product categories are: (i) structural components and modules for chassis, suspension, floor pan and engine cradle systems; (ii) large exterior door and body panel modules;
(iii) mechanical assemblies such as pedal systems and door check mechanisms; and
(iv) other complex components such as stamped pulleys and crankshaft pulley dampers. To help protect its competitive position, the Company has patents for certain products such as stamped pulleys, crankshaft pulley dampers and door-check mechanisms.

    The following table sets forth the Company's principal product categories as a percentage of pro forma net sales for 1997 and 1998.


       PRINCIPAL PRODUCT CATEGORY AS A PERCENTAGE OF PRO FORMA NET SALES




                                                            YEAR ENDED                YEAR ENDED
                PRODUCTS                                 DECEMBER 31, 1997        DECEMBER 31, 1998
----------------------------------------                 -----------------        -----------------
Structural Components...................                       48.8%                     50.2%
Large Exterior Door and Body Panel Modules                     17.6                      13.5
Mechanical Assemblies...................                       16.7                      19.6
Pulleys and Others......................                       16.9                      16.7
                                                              -----                     -----
TOTAL...................................                      100.0%                    100.0%
                                                              =====                     =====

    The following table presents an overview of the principal product categories that the Company manufactures.


             PRODUCT CATEGORIES AND CERTAIN REPRESENTATIVE PRODUCTS

         PRODUCT CATEGORY                     REPRESENTATIVE PR0DUCTS
         ----------------                     -----------------------
     Structural Components                - Chassis
                                          - Floor pans
                                          - Engine cradles
                                          - Radiator supports
                                          - Front and rear-suspension assemblies
                                          - Rail assemblies
                                          - Control arms
     Large Exterior Door and              - Body panels
     Body Panel Modules                   - Body pillars
                                          - Doors
                                          - Hoods
                                          - Large bed-size assemblies
                                          - Pedal systems
     Mechanical Assemblies                - Heat shields
                                          - Door checks
                                          - Arm hinges
                                          - Oil pans
                                          - Brake components
                                          - Fuel filler assemblies
     Pulley and Others                    - Steel stamped pulleys

                                          - Aluminum stamped pulleys
                                          - Crankshaft pulley dampers
                                          - Torsional dampers

Customers

    The Company is selected by its OEM customers to supply products several years prior to starting production of a component. In accordance with industry practice, the Company supplies products generally on a sole-source basis for the life of a vehicle model, which typically ranges from three to five years.

    Management believes that the Company's long-standing industry relationships are based on its reputation for quality, low cost products and on-time service. In Europe, the Company has developed strong relationships with many of the major OEMs. In particular, the Company has developed significant relationships with Peugeot-Citroen and Renault, which are among the leading car manufacturers in the European passenger and light commercial vehicles market. Sales to Renault and Peugeot-Citroen accounted for 26.4% and 18.7% respectively, of the Company's pro forma 1998 production sales. The Company's products are supplied for use on a wide range of vehicles produced by Peugeot-Citroen and Renault.

    In North America, the Company's primary customers are DaimlerChrysler and GM, which accounted for approximately 19.6% and 6.7% of the Company's pro forma 1998 net sales, respectively. Aetna has been a direct supplier to DaimlerChrysler and GM since its founding in 1941 and has had long-standing relationships with buying and engineering personnel at both companies. For both DaimlerChrysler and GM, the Company has been designated a "strategic supplier" for stamping and assembly work, making the Company one of a preferred group of suppliers invited to bid for platform work.

    The following table sets forth the percentage of net sales derived from the sales of products by the Company in 1998 to its four largest customers in 1998, after giving the pro forma effect to the Combination:





                      SALES BREAKDOWN BY TOP FOUR CUSTOMERS
                           (U.S. DOLLARS IN MILLIONS)



                                                          APPROXIMATE
                                    PRO FORMA          PERCENTAGE OF PRO
                                 PRODUCTION SALES    FORMA PRODUCTION SALES
               CUSTOMER               1998                   1998
           ---------------       ----------------    ----------------------
           Renault............        $173.8                  26.4%
           DaimlerChrysler....         129.0                  19.6
           Peugeot-Citroen....         123.3                  18.7
           GM.................          44.4                   6.7
                                      ------                 -----
           Total..............        $470.5                  71.4%
                                      ======                 =====

    The following table presents an overview of the major models for which the Company supplies products:


        CUSTOMER                      PASSENGER CARS               LIGHT TRUCK AND UTILITY VEHICLES
        --------                      --------------               --------------------------------
    Renault                   Twingo, Clio, Megane, Laguna,        Kangoo, Trafic, Master
                              Safrane, Espace, Scenic
    DaimlerChrysler           Chrysler Sebring                     Jeep Wrangler, Jeep Cherokee,
                              Chrysler Cirrus, Dodge Stratus,      and Jeep Grand Cherokee
                              Plymouth Breeze                      Dodge Ram Van
                                                                   Dodge Ram Pickup
                                                                   Plymouth Voyager
                                                                   Dodge Caravan
                                                                   Chrysler Town & Country

    Peugeot-Citroen           106, Saxo, 206, 306, Xsara, 406,     Berlingo
                              Xantia, 605, XM, 806, Evasion
    GM                        Oldsmobile Delta 88                  Chevy VanExpress, GMC Savana
                              Buick LeSabre                        Chevy Astro, GMC Safari
                              Pontiac Bonneville                   Chevy S10/S15, GMC Sonoma
                              Buick Riviera                        Chevy Pickup, GMC Sierra
                              Oldsmobile Aurora                    Chevy Blazer, GMC Jimmy
                              Cadillac Seville
                              Buick Park Avenue
                              Chevrolet Cavalier
                              Pontiac Sunbird/Sunfire
    Toyota                    Carina, Corolla, Avensis
    Volkswagen                Audi A6, Seat Octavia, Seat Ibiza
                              and Volkswagen Golf, Lupo
    Mercedes-Benz             Smart, C, E, S
    Porsche                   Boxster, 911 Carrera
    Mitsubishi                Carisma, ST-41
    Volvo                     S80, S40, S70, V70, C70
    CAMI                      J II-Platform



Sales and Marketing

    In North America, the Company's marketing efforts are concentrated on the light-truck sector (consisting of sport utility vehicles, mini-vans, utility vans and light pick-up trucks), one of the fastest growing sectors in vehicle sales in North America. In the European market, the Company is focused principally on the passenger vehicle market. To meet OEMs' increasing preference for suppliers with global capabilities, the Company plans to expand its manufacturing operations into new geographic markets through strategic acquisitions and joint alliances. The Company believes that increased geographic diversification of its sales will allow the Company to mitigate the effects of cyclical downturns in a given geographic region and further diversify the Company's OEM customer base. In addition, the Company believes that expanding into new regions will provide a competitive advantage in the pursuit of global platform supply opportunities.

    The Company competes for work both at the beginning of the development of new model platforms and upon the redesign of existing models. New model development generally begins two to four years prior to the marketing of these models to the public. Module, subassembly and stamping programs are generally awarded one to three years prior to the initial production period. Once a producer has been designated to supply parts to a new program, it will generally continue to be a sole source supplier for these parts for the life of the program. Typically, these arrangements remain in place for the production life of a car or truck platform and continue through a platform's redesign period. Production generally runs three to five years, but on occasion can be substantially longer or shorter, and then ceases with the discontinuance of the respective model.

    The Company has increasingly been partnering with OEMs during the early stages of platform development. OEMs have focused on shortening design cycles and reducing design and production costs, and has involved component suppliers earlier in the process of designing a vehicle. The Company has been increasingly given the opportunity to participate in the design of subassemblies, such as the floor-pan and ladder subassembly, radiator supports and cross-member assemblies, which are designed at an early stage in the development of new vehicles or model revisions. This has resulted in opportunities to add additional value by furnishing engineering and process-design services and managing the subassembly process for the manufacturer. It also creates opportunities for early identification of a broad range of components and related subassemblies that could be manufactured by the Company. Partnering also involves sharing the OEMs' tooling, design and other start-up costs.

Tooling and Prototype Sales

    In accordance with industry practice, the Company is responsible for managing the production of the tooling used to manufacture its products, with such tooling typically being produced by a third party. The Company generally finances production of the tooling until the time it is delivered. At this time, the Company is reimbursed by its customer based on a previously agreed price and the transaction is recorded as tooling sales. Once the Company commences production with a set of tooling, it typically is assured sole-source status on the related products because of the cost and inefficiency to the customer of creating a duplicate set of tooling or removing and relocating the existing set of tooling from the Company's facility. However, as is typical in the automotive industry, the determination to designate the Company as a sole-source supplier and the continuing sales relationship takes place almost entirely on the basis of non-binding oral understandings between the Company and its customers, and there can be no assurance such relationships will continue on the same terms.

    The Company's prototype stamping operation greatly enhances its capability to provide one-stop engineering solutions to its customers. Full-service suppliers are responsible for managing not only the prototype manufacturing of parts and assemblies, but also the tool development process that results in improved competitive pricing and efficient part designs. Having this capability in-house significantly improves the Company's ability to manage these activities with the rapid response times required by the customer.

    The Company believes its level of tooling and prototype sales in relation to its overall sales are important indicators of future business. The Company's tooling sales have represented approximately 6% to 12% of total pro forma sales since 1995 and the Company's prototype sales have represented approximately 2% to 5% of total pro forma sales over the same period. The following table sets forth tooling and prototype sales as a percentage of net sales for the periods indicated.



                                           TOOLING AND PROTOTYPE PRO FORMA SALES
                                IN U.S. DOLLARS AND AS A PERCENTAGE OF PRO FORMA NET SALES
                              ----------------------------------------------------------------
                                       YEAR ENDED                         YEAR ENDED
                                    DECEMBER 31,1997                   DECEMBER 31, 1998
                              ----------------------------        ----------------------------
                                             PERCENTAGE OF                       PERCENTAGE OF
                              NET SALES        NET SALES          NET SALES        NET SALES
                              ---------      -------------        ---------      -------------
     Tooling.......             $ 59.3             8.6%             $ 89.9            11.8%
     Prototype.....               17.0             2.5                16.0             2.1
                                ------            ----              ------            ----
     Total.........             $ 76.3            11.1%             $105.9            13.9%
                                ======            ====              ======            ====


Manufacturing

    In response to increasingly stringent demands by OEMs, the Company has adopted a manufacturing system which focuses on optimum streamlining throughout the entire production system to eliminate waste and non-added value and build quality into the manufacturing process while reducing costs.

    The Company has a progressive production strategy based on a lean manufacturing process specifically designed to promote efficient production and eliminate various unnecessary costs. Lean production is characterized by flexible work center scheduling as well as vendor scheduling and quality "in place". These productivity improvements in the manufacturing process have helped lower indirect labor costs associated with setup time.

    All of the Company's manufacturing facilities are ISO 9001 certified and the majority are QS 9000 certified. In addition, all of its European facilities are certified by either VDA of Germany or EAQF of France, two key European quality certification agencies.

New Manufacturing Technologies

    In addition to the conventional bending, stamping, welding and metal-forming technologies used in the Company's manufacturing process, the Company uses new technologies to improve the manufacturing process and expand product lines offered to its customers such as hydroforming, hot stamping and aluminum products.

    Hydroforming. Hydroforming is an advanced metal-forming manufacturing process used by the Company to produce lighter, more complex, higher-quality components with a low initial capital investment. In hydroforming, a piece of stock metal tubing is placed in a die and sealed at both ends. High pressure is then applied to the inside of the tube to force it into the shape of the die. The main benefits of hydroforming over conventional metal-forming processes are: lighter weight products; significant cost reductions; reduced initial capital investment; the capability to form complex shapes; and a finished product with improved strength. Products for which hydroforming is applicable include frames, engine cradles and cross-members.

    The Company recently started production on high-pressure hydroformed crossmembers for the new Volvo S80 and the Company believes that hydroforming has potential for significant further applications in the Company's existing and future markets.

    Hot Stamping. Hot stamping is an innovative new production technology involving heating stock metal at a temperature between 800-900 degrees Celsius immediately prior to stamping. The primary benefits of hot stamping are obtaining the same mechanical characteristics with a considerably reduced metal thickness and weight, a finished product with improved strength and no built-up heat stress. This technology is useful in manufacturing structural components requiring strength with less weight. Products for which hot stamping is applicable include impact beams, pillars, reinforcement members in door assemblies and roof reinforcements.

    The Company has built a substantial pipeline of products that will be manufactured utilizing hot-stamping technology. The Company expects to commence manufacturing these products for certain of its European and North American customers in 1999.

Competition

    The Company operates in a highly competitive, fragmented market segment of the automotive supply industry in which only a limited number of competitors generate revenues in excess of $300 million. The number of the Company's competitors has decreased in recent years as a result of supplier consolidation and is expected to continue to decrease as a result of further supplier consolidation driven by changing OEM policies.

    The Company currently competes for large-scale production work with a limited group of independent suppliers that have the physical assets and technical skills to produce large bed-size stampings and assemblies. Competitors in North America with wide bed-size presses (i.e., over 150 inches) and substantial technical resources include mainly The Budd Company, Oxford Automotive, Inc., Magna International Inc., Active Tool & Manufacturing Co., Inc., Tower Automotive, Inc., AG Simpson and Mayflower, plc. European competitors include mainly Hoesch-Krupp, Benteler, Mac-Magnetto, Gonvarri-Biskaia, MGI-Coutier, Aries, Etscha, Allgauer and Lunke & Sohn.

Suppliers and Raw Materials

    The primary raw material used to produce the majority of the Company's products is steel. The Company purchases hot and cold-rolled, galvanized, organically coated, stainless and aluminum coated steel from a variety of suppliers. The Company employs lean production and sourcing systems enabling it to meet customer requirements for faster delivery while minimizing the need to carry significant inventory levels. The Company has not experienced any significant shortages of raw materials and normally does not carry inventories of raw materials or finished products in excess of those reasonably required to meet production and shipping schedules. On a pro forma basis giving effect to the Combination, raw material and component costs represented approximately 50.3% of the Company's net production sales in 1998, with steel and aluminum representing approximately 53.7% of raw material costs in 1998 or 28.4% of pro forma net sales. The Company believes that it has developed good business relations with its steel suppliers.

    In North America, the Company currently participates in steel-buying programs with DaimlerChrysler and GM, which have the effect of substantially mitigating the effects of steel price volatility and providing a steady source of steel. These arrangements currently cover approximately 38% of the Company's steel purchases (based on pro forma 1998 volume and sales). The Company believes that North American OEMs will continue these arrangements. In Europe, no steel -buying programs exist with any of its existing OEMs customers.

Employees

    The Company had approximately 5,313 employees as at December 31, 1998. In Europe, the Company had approximately 3,956 employees as at December 31, 1998. As is common in many European countries, substantially all of the Company's employees in Europe are covered by countrywide collective bargaining agreements. In particular, European employees are covered by the French Metallurgic Industry Collective Bargaining Agreement. The salaried employees are covered by the National Collective Bargaining Agreement of Metallurgic Salaried Employees and the hourly wage workers are covered by the Regional Collective Bargaining Agreement of Metallurgic Workers, Employees and Agents. In Europe, collective bargaining agreements are often made on a local basis. Additional agreements are often made with the facility Works Council on an individual basis covering miscellaneous topics of local concern.

    In North America, the Company had approximately 1,357 employees as at December 31, 1998, most of whom are covered by six collective bargaining agreements with two locals of the UAW. Of the six collective bargaining agreements, two will expire within one year and are thus subject to renegotiations at the option of the Company or the UAW. The Company considers its employee relations to be satisfactory.

Environmental Matters

    The Company believes it conducts its operations in substantial compliance with applicable environmental and occupational health and safety laws. The Company does not expect to incur material capital expenditures for environmental compliance during its current or succeeding fiscal year. However, as is the case with manufacturers in general, if a release of hazardous substances occurs on or from the Company's properties or at any associated off-site disposal location, if contamination from prior activities is discovered at any of the Company's properties or if non-compliance with environmental regulations or permits is discovered, the Company may be held liable and the amount of such liability could be material.

    The Company is subject to a wide range of evolving foreign, federal, state and local environmental laws and regulations relating to the protection of the environment, worker health and safety and the emission, discharge, storage, treatment and disposal of hazardous materials. In the United States, the Company's facilities are subject to the Clean Air Act, the Resource Conservation and Recovery Act, the Federal Water Pollution Control Act and the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund" or "CERCLA"). In France, the Company's facilities are subject to the French laws of July 10, 1976 and of July 19, 1976 regulating classified installations in France and of July 15, 1975 concerning waste.

    The American CERCLA regulation imposes strict, joint and several liability upon owners or operators of facilities at, from or to which a release of hazardous substances has occurred, upon parties who generated hazardous substances that were released at such facilities and upon parties who arranged for the transportation or disposal of hazardous substances to such facilities. A majority of American states has adopted Superfund statutes similar to and, in some cases, more stringent than CERCLA. Due to the Company's current and historic use, generation and disposal of hazardous substances and petroleum products, the possibility exists that spills and releases of such substances may have occurred at certain of the Company's facilities with respect to which the Company could incur liability under CERCLA or similar state laws. The Company could also be subject to liability under CERCLA or similar state laws as a result of its generation and off-site disposal of such substances. To date, the Company's liability under CERCLA and similar state laws has not had a material adverse effect on the Company's financial condition or results of operations. However, the effect of any such liabilities on the Company in the future cannot be determined at present.

    Pursuant to French environmental laws, operators of facilities engaged in activities that present a significant risk to the environment ("installations classees") must, depending on the risk presented by on-site activities, either obtain regulatory authorization or give prior notification as a condition to their activities. To the extent required by law, all of the facilities in France in which the Company has an interest are in substantial compliance with this requirement. In addition, certain French law provisions require the occupier of a polluted site to bear the remediation costs on a no-fault basis notwithstanding the fact that the activities giving rise to such pollution were in compliance with provisions in effect at that time.

    In addition to general environmental laws and regulations, all such facilities must comply with their operating permits and are subject to regular administrative inspections and review by the French environmental authorities. The Company believes that it is materially in compliance with these requirements.

    The Company believes that it is in material compliance with applicable federal, state and local environmental laws and regulations in North America and France. Compliance with these laws and regulations has not in the past had any material adverse effect on the Company's financial condition or results of operations; however, the effect of such compliance in the future cannot be determined at present.

Item 2.  Production Facilities

    The Company operates major manufacturing facilities in North America and Europe and has its principal executive offices in St. Quentin en Yvelines, France (which include certain of the Company's design and engineering functions and are ISO 9001 certified). The Company continually seeks to reduce its costs and increase the efficiency of its operations through maximizing utilization of its facilities. All of the Company's production facilities are ISO 9001 certified and the majority are QS 9000 certified. In addition, all the Company's European production facilities are certified by EAQF in France and the VDA in Germany. Management believes that the Company's facilities and equipment are in good condition and are adequate for the Company's present and anticipated future operations.

EUROPEAN PRODUCTION FACILITIES


                                                                               OWNED, CAPITAL-LEASED
         LOCATION                                          SQUARE METERS           OR RENTED
         --------                                          -------------       ---------------------
Aubecq-- Auxi-Le-Chateaux, France                               27,000         Owned
Bonin-- Vendome, France                                         17,325         Capital-Leased
Cabrit-- Pithiviers, France                                     15,218         Capital-Leased
Coventry Presswork-- Coventry, Great Britain                    31,379         Owned
CTAA-- Giromagny, France                                        14,679         Owned
Laprade Emboutissage-- Arudy, France                            3,800          Owned
                                                                2,200          Rented
                                                                59,432         Owned
Lebranchu-- Le Theil sur Huisne, France                         720            Capital-Leased
                                                                5,200          Capital-Leased
                                                                20,923         Capital-Leased
Lebranchu Prototypes-- Beauchamp, France                        3,700          Capital-Leased
                                                                1,200          Capital-Leased
Serte-- Gouxeaucout, France                                     4,152          Capital-Leased
Sofedit Iberica-- Valladolid, Spain                             4,432          Rented
Sofedit Polska-- Wroclaw, Poland                                3,760          Rented
Sotramex-- Amilly, France                                       10,333         Owned
                                                                20,757         Capital-Leased

NORTH AMERICAN PRODUCTION FACILITIES


                     LOCATION                         SQUARE FOOTAGE                 OWNED OR RENTED
                     --------                         --------------                 ---------------

Aetna Industries, Inc., Plant 1-- Centerline, MI,
United States ......................................       72,000                         Owned
Aetna Industries, Inc., Plant 2-- Centerline, MI,
United States ......................................       67,000                         Owned
Aetna Industries, Inc., Plant 3 -- Centerline, MI,
United  States......................................       32,500                         Rented
Aetna Industries, Inc., Plant 4-- Centerline, MI,
United States ......................................      100,000                         Rented
Aetna Industries, Inc., Plant 5-- Centerline, MI,
United States ......................................       20,000                         Rented
                                                           27,000                         Rented
Aetna Industries, Inc., Plant 6 -- Warren, MI,
United  States......................................       57,000                         Rented
Aetna Industries, Inc., Plant 7-- Warren, MI,
United   States.....................................       96,158                         Owned
Aetna Industries, Inc., Plant 8 -- Sterling Heights,
MI, United States...................................      110,000                         Rented
Aetna Industries, Inc., Plant 9 -- Warren, MI,
  United States.....................................       35,000                         Rented
Aetna Industries, Inc., Plant 10-- Centerline, MI,
United States.......................................       70,350                         Owned
Aetna Industries, Inc.-- London, Ontario, Canada....       54,527                         Rented



Item 3.  Legal Proceedings

    The Company is from time to time involved in routine litigation incidental to its operations. The Company has no pending or threatened litigation that it believes will have a material adverse impact upon it. The Company is subject to the risk of exposure to product liability claims in the event that the failure of any of its products causes personal injury or death to users of the Company's products, and there can be no assurance that the Company will not experience any material product liability losses in the future. In addition, if any of the Company's products prove to be defective, the Company may be required to participate in a government-imposed or OEM-instituted recall involving such products. The Company maintains insurance against such liability claims believed to be adequate for such purposes.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Board of Directors of the Company approved an amendment to the Company's certificate of incorporation which, among other things, will change the name of the Company to Trianon Industries Corp. The Board of Directors submitted the amendments to the stockholders of the Company on December 17, 1998 via a written consent. As of December 31, 1998, the requisite consents representing a majority of the shares of the Company's outstanding stock had not been received. Pending receipt of the requisite stockholder consents, the filing of the certificate of amendment to the Company's certificate of incorporation will be authorized. The Board of Directors has reserved the right to abandon the filing of the amendment at any time prior to its filing with the office of the Secretary of State of the State of Delaware.

                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholders
         Matters

There is no established trading market for the common stock of Aetna or MS Acquisition.

    As of December 31, 1998, Aetna Holdings was the only holder of the common stock of Aetna. Aetna Holdings in turn is a wholly-owned subsidiary of MS Acquisition, a privately owned company, the capital stock of which is held by Citicorp Venture Capital, Ltd. ("CVC"), members of management and other private investors. There have been no dividends declared on the common stock.

Item 6.  Selected Financial Data

    The following table sets forth selected historical financial data of MS Acquisition for the five years ended December 31, 1998.

    Historical data for the years 1994 through 1997 are comprised of the historical data of Sofedit, as predecessor. The financial data for the year ended December 31, 1998 include the operations of Sofedit for the full year, and the operations of MS Acquisition from April 1, 1998.


                                                          YEAR ENDED DECEMBER 31,
                                              ---------------------------------------------------
                                              1994(2)    1995        1996       1997        1998
                                              -------    ----        ----       ----       ------
                                                        (U.S. DOLLARS IN MILLIONS)
         STATEMENT OF OPERATIONS DATA:
         U.S. GAAP(1)
         Net sales.....................          --     $464.9      $484.7     $487.9      $710.8
         Cost of sales.................          --      397.3       424.6      429.4       646.6
                                                        ------      ------     ------       -----
         Gross profit..................          --       67.6        60.1       58.5        64.2
         Selling, general and
           administrative expenses.....          --       28.4        29.2       26.1        38.8
         Research and development
           expenses....................          --        4.4         7.6        7.4         9.5
         Other (income) expense(4).....          --        2.1        (0.6)       6.1         4.3
                                                        ------      ------     ------      ------
         Operating income..............          --       32.7        23.9       18.9        11.6
         Net interest expense..........          --       15.3        12.9        9.7        23.6
                                                        ------      ------     ------      ------
         Income (loss) before taxes....          --       17.4        11.0        9.2       (12.0)
         Income (loss) before
           discontinued operations and
           preferred stock dividend....          --       16.0        11.4        7.2        (9.5)
         Preferred Stock dividend
           requirements................          --         --          --         --        (3.4)
                                                        ------      ------     ------      ------
         Net income....................          --     $ 12.8      $  7.4     $  4.7      ($16.8)
                                                        ======      ======     ======      ======

         OTHER DATA:
         EBITDA(5).....................          --     $ 59.3      $ 48.8     $ 46.5      $ 39.4
         Capital expenditures..........          --       28.6        33.2       15.1        44.0
         Depreciation and amortization.          --       26.6        24.9       27.6        35.7
         FRENCH GAAP(7)
         Net sales.....................      $316.1     $488.3      $506.5     $508.9
         Operating income..............        28.6       37.4        20.2       20.0
         Income before taxes...........        15.8       19.6        10.0        4.1
         Net income....................        12.7       16.5         9.6        3.6



                                                         YEAR ENDED DECEMBER 31,
                                             ----------------------------------------------------
                                              1994(2)     1995(2)    1996       1997        1998
                                             --------    --------   ------     ------      ------
                                                        (U.S. DOLLARS IN MILLIONS)
        BALANCE SHEET DATA (AT END
        OF PERIOD):
        U.S. GAAP(1)
        Cash................................     --         --      $ 11.3     $ 11.6      $ 26.1
        Working capital (deficit)(6)........     --         --        19.0       13.3       (80.2)
        Total assets........................     --         --       408.5      361.9       624.2
        Total debt..........................     --         --       140.1      115.2       324.5
        Stockholders' equity (deficit)......     --         --        62.4       65.3       (16.6)
        FRENCH GAAP(7)
        Total assets........................ $320.2     $405.5      $429.7     $379.2
        Stockholders' equity................   72.7       92.7        94.5       84.2

           See accompanying notes to the pro forma statement of operations data.

(1) Historical data for 1997 and prior are comprised of Sofedit, as predecessor. The data for the twelve months ended December 31, 1998 include Sofedit and the operations of MS Acquisition from April 1, 1998.

(2) U.S. GAAP Statement of Operations Data has not been prepared for the year ended December 31, 1994. U.S. GAAP Balance Sheet Data has not been prepared as of December 31, 1994 and 1995.

(3) Consolidated Statement of Operations Data and Other Data were translated using the average FF/$1.00 exchange rate for the respective year (FF4.96 per $1.00 for the year ended December 31, 1995, FF5.12 per $1.00 for the year ended December 31, 1996, FF5.85 per $1.00 for the year ended December 31, 1997, and FF5.9 per $1.00 for the year ended December 31, 1998). Consolidated Balance Sheet Data were translated using the period end FF/$1.00 exchange rate for the respective year (FF 5.59 per $1.00 for December 31, 1998).

(4) In the year ended December 31, 1998, other expenses included: (i) $2.6 million of restructuring costs related to the rationalization of certain of the Company's prototype facilities. In the year ended December 31, 1997, other expense includes: (i) a $2.6 million loss on the sale of a non-core subsidiary; and (ii) $2.5 million of restructuring costs related to the rationalization of certain of the Company's prototype facilities. In the year ended December 31, 1996, other expense includes a $1.5 million gain on the sale of certain assets. In the year ended December 31, 1995, other expense includes a $0.2 million gain on the sale of certain assets.

(5) EBITDA is defined as income before the effect of changes in accounting and before discontinued operations plus interest, income taxes, depreciation and amortization. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. However, EBITDA should not be considered as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. The company's presentation of EBITDA may not be comparable to similarly titled measures reported by other companys.

(6) Working capital is defined as current assets (including cash) minus current liabilities. At December 31, 1996, December 31, 1997, and at December 31, 1998, the Company sold, under its accounts receivable program, receivables amounting to $70.1 million, $53.8 million and $77.4 million, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition"

(7) The main accounting differences between U.S. and French GAAP relate to the capitalization of research and development costs and of start-up costs, and to accounting for pension and retirement indemnities. The primary differences in presentation include (i) classifying sales of scrap as sales under French GAAP and as a reduction of cost of sales under U.S. GAAP and
    (ii) the exclusion of goodwill amortization, employee profit sharing expense and non-recurring items, such as restructuring, from operating income under French GAAP.

PRO FORMA STATEMENT OF OPERATIONS DATA FOR THE YEAR ENDED DECEMBER 31, 1998


                                           MS
                                       ACQUISITION   SOFEDIT   COMBINATION   PRO FORMA
                                       HISTORICAL  HISTORICAL  ADJUSTMENTS   COMBINED
                                       ----------- ----------  -----------   ---------
                                                 (U.S. DOLLARS IN MILLIONS)
          Net sales...............      $ 221.9     $ 542.0      $  --       $ 763.9
          Cost of sales...........        206.6       485.0        0.2 (a)     691.8
                                        -------     -------      -----       -------
          Gross profit............         15.3        57.0       (0.2)         72.1
          Selling, general and
            administrative
            expenses..............         17.3        24.9         --          42.2
          Research and development
            expenses..............           --         9.5         --           9.5
          Other (income) expense..          2.0         3.3        0.2 (a)       5.5
                                        -------     -------      -----       -------
          Operating income (loss).         (4.0)       19.3       (0.4)         14.9
          Net interest expense....         17.3         9.4        0.8 (b)      27.5
                                        -------     -------      -----       -------
          Income (loss) before
            taxes.................        (21.3)        9.9       (1.2)        (12.6)
          Income tax provision
            (credit)..............         (4.9)        2.8       (0.4)(c)      (2.5)
                                        --------    -------      -----       -------
          Income (loss) before
            discontinued
            operations and
            preferred stock
            dividend..............      $ (16.4)    $   7.1      $(0.8)      $ (10.1)
                                        -------     -------      -----       -------

          Preferred Stock dividend
            requirements..........         (4.6)         --         --          (4.6)
                                        -------     -------      -----       -------
          Net income (loss)
            available for common
            shareholders..........        (21.0)        7.1       (0.8)        (14.7)
                                        =======     =======      =====       =======






PRO FORMA STATEMENT OF OPERATIONS DATA FOR THE YEAR ENDED DECEMBER 31, 1997


                                                  MS
                                              ACQUISITION   SOFEDIT    COMBINATION    PRO FORMA
                                              HISTORICAL  HISTORICAL   ADJUSTMENTS    COMBINED
                                              ----------- ----------   -----------   ---------
                                                         (U.S. DOLLARS IN MILLIONS)
                  Net sales...............      $ 205.7     $ 487.9      $  --        $ 693.6
                  Cost of sales...........        181.3       429.4         0.7 (a)     611.4
                                                -------     -------      ------       -------
                  Gross profit............         24.4        58.5        (0.7)         82.2
                  Selling, general and
                    administrative
                    expenses..............         16.8        26.1         --           42.9
                  Research and development
                    expenses..............           --         7.4         --            7.4
                  Other (income) expense..          0.8         6.1         0.7 (a)       7.6
                                                -------     -------      ------       -------
                  Operating income (loss).          6.8        18.9        (1.4)         24.3
                  Net interest expense....         11.2         9.7         3.3 (b)      24.2
                                                -------     -------      ------       -------
                  Income (loss) before
                    taxes.................         (4.4)        9.2        (4.7)          0.1
                  Income tax provision
                    (credit)..............         (1.4)        2.0        (1.4)(c)      (0.8)
                                                -------     -------      ------       -------
                  Income (loss) before
                    discontinued
                    operations and
                    preferred stock
                    dividend..............      $  (3.0)    $   7.2      $ (3.3)      $   0.9
                                                -------     -------      ------       -------
                  Preferred Stock dividend
                    requirements..........         (4.6)         --         --          (4.6)
                                                -------     -------      ------       -------

                  Net income (loss)
                    available for common
                    shareholders..........      $  (7.6)    $   7.2     $ (3.3)       $ (3.7)
                                                =======     =======     ======        ======




          NOTES TO THE SELECTED UNAUDITED PRO FORMA COMBINED CONDENSED
                                 FINANCIAL DATA
                           (U.S. DOLLARS IN MILLIONS)

(a) These pro forma adjustments reflect the impact of the allocation of purchase price to the assets and liabilities of MS Acquisition on the pro forma condensed statement of operations. The excess purchase price was allocated to the assets and liabilities of MS Acquisition as follows:

     Inventory and tooling.........................................................    $ 0.8
     Property, plant and equipment.................................................      7.3
     Incremental goodwill..........................................................     35.6
     Accrued liabilities...........................................................     (1.3)

                                                                    COST OF  OTHER(INCOME)
                                                                     SALES      EXPENSE      TOTAL
                                                                    -------  --------------  -----
     Additional depreciation on property, plant and equipment
       step-ups...................................................   $0.70     $  --        $ 0.7
     Elimination of amortization of previously recorded goodwill..      --      (0.8)        (0.8)
     Goodwill amortization on Combination over 40 years...........      --       1.5          1.5
                                                                     -----     -----        -----
     Year ended December 31, 1998.................................   $0.70     $ 0.7        $ 1.4
                                                                     =====     =====        =====

------------


(b) The pro forma Combination adjustment for interest expense reflects the issuance and assumption of the following debt:

                                                                INTEREST
                                                               EXPENSE FOR
                                                                THE YEAR
                                                                 ENDED
                                                              DECEMBER 31,
     DESCRIPTION                AMOUNT    DISCOUNT    NET         1998
     -----------                ------    --------    ---     ------------
     Promissory notes.........   $40.9      $2.5     $38.4        $2.5
     Assumed debt of former
       stockholders...........    12.0       0.0      12.0         0.8
                                 -----      ----     -----        ----
                                 $52.9      $2.5     $50.4        $3.3
                                 =====      ====     =====        ====

     The promissory notes by their terms are non-interest bearing until the earlier of (a) one year from the date of the Combination, or (b) the consummation of an initial public offering. As required under generally accepted accounting principles, the Company has discounted the promissory notes to reflect the appropriate interest rate. For purposes of these pro forma statements, the Company has assumed an interest rate of LIBOR + 1.0% (6.5% at the date of the Combination of April 1, 1998). This interest rate is consistent with the terms of the promissory notes should interest be payable in the future. The assumed debt represents bank term loans secured by a pledge of shares of Common Stock of Sofedit by its former direct and indirect stockholders. The assumed debt bears an interest at an estimated rate of PIBOR + 1.3% (4.5% total rate).

(c) Adjustments represent the estimated income tax effect of the pro forma adjustments, excluding goodwill, which will not be deductible for tax purposes, using an effective income tax rate of 35%.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Overview

    The Company is a leading full-service supplier of highly engineered metal-formed components, complex modules and mechanical assemblies for automotive OEMs in Europe and North America. The Company's principal operating subsidiaries are Sofedit in Europe and Aetna in North America.

    The Company's results of operations depend primarily on the volume of automobile sales in Europe and North America. The Company has a significant international presence with approximately 71% and 29% of its pro forma 1998 net sales generated from sales to customers in Europe and North America, respectively.

    The Combination. For accounting purposes, the Combination of Sofedit and MS Acquisition was effective on April 1, 1998. The Combination has been accounted for as a reverse acquisition because the former owners of Sofedit owned approximately 75% of the fully diluted outstanding Common Stock of the Company immediately following the Combination. Accordingly, Sofedit is considered to be the acquirer of, and predecessor to, the Company.

    Impact of Product Launches on the Financial Results of the Company. The Company ordinarily begins working on products awarded for new or redesigned models two to five years prior to the launch of such models. During such period, the Company incurs: (i) costs related to the design and engineering of such products; (ii) carrying costs related to the production of the tools and dies used to manufacture such products; and (iii) launch costs associated with the initial production of such product. In general, design and engineering costs are expensed in the period incurred unless the customer reimburses them. Costs incurred in the production of the tools and dies are generally capitalized and invoiced to and paid by the customer as tooling sales prior to production. Launch costs, which are generally incurred prior to and immediately after initial production, are expensed as incurred. As a customer requirement and as part of the Company's operating procedure, many tests and trials are performed to minimize launch costs that can result from product complexity and the inherent inefficiencies of lower initial volumes during the build-up to full production levels.

    The Company incurred significant launch costs during 1996, 1997 and 1998 as a result of several hundred new product launches. In 1997, the Company had 205 new product launches for 18 models (all in Europe) and launched 125 new products for 10 models in 1998 (85 products for seven models in Europe and 40 products for three models in North America). The Company experienced a number of inefficiencies with two of its major product launches in 1997 and 1998 related to changes in specifications provided by an OEM with respect to one of the launches and improper tooling being supplied by a customer with respect to a second launch. These events resulted in charges of approximately $8.5 million in 1997 and $2.0 million in 1998. The Company expects its recent product launches to form the foundation for growth in net sales for the next several years. In addition, as products launched in 1997 and 1998 reach full production levels and the causes of the charges experienced in 1997 that have continued into 1998 are addressed, the Company expects to realize improved operating performance. The Company expects to continue launching new products in 1999, although below the exceptional levels experienced in 1997 and 1998.

    Raw Materials. In North America, the Company participates in steel purchase programs with its major customers, which minimizes the effect of variations in steel prices on the Company. Such programs are not typically available with the Company's major European customers and accordingly the Company has been subject to material variations in steel prices in Europe. The Company expects, however, that some of its major European customers will offer such programs in the future.

    Recent GM Strike. The Company's results of operations have occasionally been negatively affected by labor disruptions at OEMs. The Company's results of operations were impacted by the strike at various of GM's North American operations in June and July of 1998, which reduced 1998 net sales by approximately $5.3 million. However, reductions in 1998 net sales did not have a material effect on operating income.

    Discontinued Operations. The Company decided to discontinue two operations during 1998, both of which have been classified as discontinued operations for accounting purposes in the Consolidated Financial Statements. These businesses consisted of a cooking pan business (the Company's only non-automotive related business) which has been closed since December 1998 as well as a non-core plastic automotive components business which will be terminated in the first half of 1999. In 1998, these businesses contributed net sales and net operating losses of $17.4 million and $5.9 million, respectively.

    Exchange Rates. Approximately 70% of the Company's operating expenditures and net sales in 1998 were denominated in currencies other than the U.S. dollar. As a result of the appreciation of the U.S. dollar against these foreign currencies, the Company experienced a negative impact on the reported sales and profitability of the Company for certain of the periods presented herein. The Company does not engage in foreign exchange hedging transactions because the nature of the Company's business results in the Company generally matching revenues and costs of the same currency. Except as otherwise indicated, reference below to currency effects relate to the translation of Sofedit data from French francs to U.S. dollars for presentation purposes.

RESULTS OF OPERATIONS - MS ACQUISITION

    The following table sets forth, for the periods indicated, MS Acquisition's proforma statement of operations expressed as a percentage of net sales. This table and subsequent discussions should be read in conjunction with the consolidated financial statements and related notes thereto of MS Acquisition.

    AS A PERCENTAGE OF NET SALES

                                                                             TWELVE MONTHS ENDED
                                                                                DECEMBER 31,
                                                                       ----------------------------
                                                                          1998      1997       1996
                                                                       --------- ---------  -------
RESULTS OF OPERATIONS
Net sales...................................                              100.0 %  100.0%     100.0%
Cost of sales...............................                               90.6     88.2       87.1
                                                                         ------    -----      -----
Gross profit................................                                9.4     11.8       12.9
Selling, general & administrative expenses                                  5.5      6.2        6.3
Research and development expenses...........                                1.2      1.0        1.1
Other (income) expense......................                                0.7      1.1       (0.2)
                                                                         ------    -----      -----
Operating income............................                                2.0      3.5        5.4
Net interest expense........................                               (3.6)    (2.7)      (3.7)
                                                                         ------    -----      -----
Income (loss) before taxes..................                               (1.6)     0.8        1.7
Income (loss) before discontinued operations
  and preferred stock dividend..............                               (1.3)     0.6        1.7
Preferred stock dividend requirements                                      (0.6)    (0.7)       0.6
Net income..................................                               (2.4)%   (0.9)%      0.3%


TWELVE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1997 -- MS ACQUISITION

     Net Sales. Pro forma net sales were $763.9 million in 1998, an increase of $70.3 or 10.1% compared to net sales of $693.6 million in 1997. Production sales in Europe increased by 20% (excluding FX effect) while tooling and prototype sales declined by 25.5% (excluding FX effect). In North America, production sales declined by 15% and tooling sales increased by $46.4 million or 1,016%. The increase in European production sales was due to 1997 launches reaching full production in 1998 and to 1998 launches, mainly the Renault Clio II, the Mercedes Class S, the Peugeot 206 and the Toyota Avensis. The decline of North American production sales is the result of a three month interruption in the Grand Cherokee sales due to the launch of the new version in July, 1998. Historical net sales were $710.8 million in 1998, an increase of $222.9 million, or 45.7%, compared to net sales of $487.9 million in 1997 which reflects the consolidation of MS Acquisition Corp's. operations since April 1, 1998.

    Cost of Sales and Gross Profit. Pro forma cost of sales was $691.8 million or 90.6% of sales in 1998 compared to $611.5 million or 88.2% of sales in 1997. Adjusted for currency effects, cost of sales increased by 14.8%. Cost of sales increased as a result of increased net sales volume and a significant level of launch costs. Cost of sales as a percentage of net sales increased due principally to: (i) a significant number of launched products manufactured at volumes below full production levels; and (ii) a change of sales mix leading to increased purchases of components for which the Company's added-value is lower, which was partially offset by a decrease in steel purchase prices in Europe.

    Historical cost of sales was $646.6 million in 1998 (90.9% of 1998 net sales), an increase of $217.2 million, or 50.6%, compared to cost of sales of $429.4 million in 1997 (88.2% of 1997 net sales). As a result of the factors discussed above, pro forma gross profit was $72.2 million in 1998 (9.5% of 1998 net sales), a decrease of $10.0 million, or 12.2%, compared to gross profit of $82.1 million in 1997 (11.9% of 1997 net sales). Adjusted for currency effects, gross profit decreased by 11.1%.

    Selling, General and Administrative Expenses. Pro forma selling, general and administrative expenses were $42.3 million in 1998, a decrease of $0.6 million, or 1.4% compared to selling, general and administrative expenses of $42.9 million in 1997 (5.5% of sales). Adjusted for currency effects, selling, general and administrative expenses increased by 6.7%. Historical selling, general and administrative expenses were $38.8 million in 1998 (5.6% of 1998 net sales), an increase of $12.7 million, or 48.7%, compared to selling, general and administrative expenses of $26.1 million in 1997 (6.2% of 1997 net sales) which reflects the consolidation of MS Acquisition Corp's. operations since April 1, 1998.

    Research and Development Expenses. Research and development expenses were $9.5 million for 1998 (1.2% of 1998 net sales), an increase of $2.1 million, or 28.4%, compared to research and development expenses of $7.4 million in 1997 (1.0% of 1997 net sales). Adjusted for currency effects, research and development expenses increased by 31.6%. The increase in research and development expenses was due primarily to research on hot stamping and welding technologies.

    Other (Income) Expense. In 1998, proforma other expense was $5.5 million and consisted primarily of (i) goodwill amortization of $1.8 million; (ii) employee profit sharing expense of $1.6 million; and (iii) restructuring cost of $0.9 million. In 1997, other expense was $7.6 million and consisted primarily of: (i) goodwill amortization of $1.8 million; (ii) employee profit sharing expense of $1.4 million; (iii) restructuring expenses of $2.5 million and; (iv) a loss on asset disposal of $2.6 million.

    Operating Income. As a result of the factors discussed above, proforma operating income was $14.9 million in 1998 (2.0% of 1998 net sales), a decrease of $9.4 million, or 38.3%, compared to operating income of $24.3 million in 1997 (3.5% of 1997 net sales). Adjusted for currency effects, operating income decreased by 34.9%.

    Net Interest Expense. Proforma net interest expense was $27.5 million, an increase of $3.4 million, compared to net interest expense of $24.2 million in 1997. Higher debt load to finance tooling projects in the U.S. was the main cause for the increase. The weighted average interest rate and the average debt of Sofedit were 5.5% and $95 million, respectively, for 1998, compared to 5.5% and $120.0 million, respectively, for 1997.

    Income Before Taxes. As a result of the factors discussed above, proforma income before taxes was a loss of $12.6 million in 1998 (-1.6% of 1998 net sales), a decrease of $12.7 million, compared to income before taxes of $0.1 million in 1997.

    Proforma income taxes in 1998 resulted in a credit of $2.5 million, compared with an income tax credit of $0.8 million in 1997. The credit was a result of losses sustained at the operating level and higher research and development tax credits.

    Income Before Discontinued Operations. As a result of the factors discussed above, proforma income before discontinued operations was a loss of $10.1 million for 1998 (-1.3 of 1998 net sales), a decrease of $11.0 million, compared to income before discontinued operations of $0.9 million in 1997 (1.5% of 1997 net sales).

    Net Income. As a result of the factors discussed above, proforma net income was a loss of $13.8 million in 1998 (-1.8% of 1998 net sales), a decrease of $12.3 million, compared to net loss of $1.5 million in 1997 (0.2% of 1997 net sales).

TWELVE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1996 -- MS ACQUISITION

    Net Sales. Net sales were $487.9 million for 1997, an increase of $3.2 million, or 0.7%, compared to $484.7 million of net sales in 1996. Adjusted for currency effects, net sales increased by 14.9%. The increase in net sales was due principally to: (i) 205 new product launches in 1997 as compared with 155 new launches in 1996; (ii) products launched in 1996 that reached full production during 1997; (iii) an increase in tooling revenues of $24.3 million in advance of scheduled future product launches; and (iv) an increase in the volume of automobile production in Western Europe of 4.9% between 1996 and 1997.

    Cost of Sales and Gross Profit. Cost of sales was $429.4 million in 1997 (88.0% of 1997 net sales), an increase of $4.8 million, or 1.1%, compared to 1996 cost of sales of $424.6 million (87.6% of 1996 net sales). Adjusted for currency effects, cost of sales increased by 15.4%. Cost of sales increased as a result of increased net sales volume and a significant level of launch costs. Cost of sales as a percentage of sales increased due principally to: (i) a significant number of recently launched products being manufactured at volumes below full production levels; (ii) a change of sales mix leading to increased purchases of components for which the Company's added-value is lower; (iii) a significant increase in tooling sales which typically have a higher cost of sales component than the Company's production sales; and (iv) certain charges related to a significant number of new product launches. In particular, the Company incurred approximately $7.0 million of charges related to changes in specifications provided by an OEM with respect to one major product launch and the supply of improper tooling by a customer with respect to a second product launch. In addition, the bankruptcy of one of the Company's equipment suppliers significantly disrupted the Company's operations and resulted in a nonrecurring charge of approximately $1.5 million.

    As a result of the factors discussed above, gross profit was $58.5 million in 1997 (12.0% of 1997 net sales), a decrease of $1.6 million, or 2.7%, compared to 1996 gross profit of $60.1 million (12.4% of 1996 net sales). Adjusted for currency effects, gross profit increased by 11.1%.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses were $26.1 million in 1997 (5.4% of 1997 net sales), a decrease of $3.1 million, or 10.6%, compared to selling, general and administrative expenses of $29.2 million in 1996 (6.0% of 1996 net sales). Adjusted for currency effects, selling, general and administrative expenses increased by 1.9%. The decrease in selling, general and administrative expenses as a percentage of sales was due primarily to: (i) increased net sales volumes over a relatively fixed level of selling, general and administrative expenses; and (ii) savings from the closure of certain of the Company's prototyping facilities, partially offset by the implementation of a broader administrative structure at certain subsidiaries in anticipation of future growth.

    Research and Development Expenses. Research and development expenses were $7.4 million in 1997 (1.0% of 1997 net sales), a decrease of $0.2 million, or 2.6%, compared to research and development expenses of $7.6 million in 1996 (1.6% of 1996 net sales). Adjusted for currency effects, research and development expenses increased by 11.1%. This increase was due principally to new applications of important technologies such as hydroforming, hot stamping and weight reduction programs involving new steel and aluminum alloys.

    Other (Income) Expense. In 1997, other expense was $6.1 million and consisted primarily of: (i) $0.4 million of goodwill amortization; (ii) $1.4 million of employee profit sharing expense; and (iii) $4.3 million in nonrecurring charges. These nonrecurring charges included a $2.5 million restructuring charge related to the rationalization of the Company's prototype facilities and a $2.6 million charge related to the loss on disposal of a non-core subsidiary. In 1996, other income was $0.6 million and consisted primarily of goodwill amortization of $0.4 million, employee profit sharing expense of $1.3 million and a nonrecurring gain on the sale of a prototype press of $1.5 million.


    Operating Income. As a result of the factors discussed above, operating income was $18.9 million in 1997 (3.9% of 1997 net sales), a decrease of $5.0 million, or 20.9%, compared to operating income of $23.9 million in 1996 (4.9% of 1996 net sales). Adjusted for currency effects, operating income decreased by 9.8%.

    Net Interest Expense. Net interest expense was $9.7 million in 1997, a decrease of $3.2 million, or 24.8%, compared to net interest expense of $12.9 million in 1996. The decrease was attributable to a reduction in interest rates and of net indebtedness. The average interest rate and average debt were approximately 4.5% and $120 million, respectively, in 1997, compared to 5.1% and $141.1 million in 1996.

    Income Before Taxes. As a result of the factors discussed above, income before taxes was $9.2 million in 1997 (1.9% of 1997 net sales), a decrease of $1.8 million, or 16.4%, compared to income before taxes of $11.0 million in 1996 (2.3% of 1996 net sales). Adjusted for currency effects, income before taxes decreased by 4.8%.

    Income tax expense was $2.0 million in 1997, compared to an income tax credit of $0.4 million in 1996. The effective tax rate was 21.7% in 1997. The higher effective tax rate in 1997 resulted largely from non-deductible losses on disposal of investments and a reduction in the available research and development tax credits.

    Income Before Discontinued Operations. As a result of the factors discussed above, net income before discontinued operations was $7.2 million for 1997 (1.5% of 1997 net sales), a decrease of $4.2 million, or 36.8%, compared to income before discontinued operations of $11.4 million in 1996 (2.3% of 1996 net sales). Adjusted for currency effects, income before discontinued operations decreased by 27.5%.

    Net Income. As a result of the factors discussed above, net income was $4.7 million (1.0% of 1997 net sales), a decrease of $2.7 million, or 36.5%, compared to net income of $7.4 million in 1996 (1.5% of 1996 net sales). Adjusted for currency effects, net income decreased by 27.0%.

    RESULTS OF OPERATIONS - AETNA INDUSTRIES

    The following table sets forth, for periods indicated, Aetna Industries' historical statement of operations expressed as a percentage of net sales. This table and subsequent discussions should be read in conjunction with the consolidated financial statements and related notes thereto of Aetna Industries.

                                                       AETNA INDUSTRIES, INC.
                                                        TWELVE MONTHS ENDED
                                                             DECEMBER 31,
                                                       ------  ------  ------
                                                        1998    1997    1996
                                                       ------  ------  ------

RESULTS OF OPERATIONS
Net sales.........................................     100.0%  100.0%  100.0%
Cost of sales.....................................      92.6    88.2    85.1
                                                       ------  ------  ------
Gross profit......................................       7.4    11.8    14.9
Selling, general, and administration..............       7.2     7.8     7.5
Research and development expenses.................       -       -       -
Other (income) expense............................       0.6     0.7     0.8
                                                       ------  ------  ------
Operating income..................................      (0.4)    3.3     6.6
Net interest expense..............................       6.0     5.4     4.4
                                                       ------  ------  ------
Income before taxes...............................      (6.4)   (2.1)    2.2
Income before discontinued operations.............      (4.8)   (1.5)    1.1
Net income........................................      (4.8)%  (1.5)%   1.1%

TWELVE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1997 -- AETNA INDUSTRIES.

AETNA Industries Inc's net sales for the twelve months ended December 31, 1998 were $221.9 million, up $16.1 million from the $205.8 million reported for the twelve months ended December 28, 1997. Production sales decreased $30.2 million, while tooling and prototype sales increased $46.3 million.

Gross profit was $17.1 million, or 7.7% of net sales, for the twelve months ended December 31, 1998 compared to $24.4 million, or 11.9% of net sales, for the same period in 1997. The decline in gross profit was due primarily to the strike at GM and the adverse impact of DaimlerChrysler's model/factory change over of the Jeep Grand Cherokee. The eight week GM strike that occurred from June through early August resulted in approximately $5.3 million of lost revenue with an estimated $0.8 million loss in earnings before interest and taxes
(EBIT).

SG&A expenses for the twelve months ended December 31, 1998 were $18.2 million, or 8.2% of net sales, compared to $17.6 million, or 8.6% of net sales, for the same period in 1997. As a percent of net sales, the decrease was due to the interruption of production sales during the GM strike, along with ongoing launch costs for Saturn, WJ and CAMI programs, and costs associated with quoting a worldwide OEM platform launching in model year 2002.

Interest expense for the twelve months ended December 31, 1998 was $13.9 million, or 6.3% of net sales, compared to $10.3 million or 5.4% of net sales for the same period in the prior year. Working capital requirements necessary to fund tooling expenditures relating to three major program launches resulted in higher interest expense year over year. The effect on sales of these new jobs will be realized in 1999 as two of the new platforms were launched in the 4th quarter 1998 and the third platform is planned to launch in the 2nd quarter, 1999.

The income tax credit for the twelve months ended December 31, 1998 was $4.0 million, with an effective tax rate of 26.4% compared to a credit of $1.1 million with an effective tax rate of 31.8% for the same period in the prior year.

Net income (loss). As a result of factors discussed above, net loss was $11.0 million in 1998 (4.8%) of 1998 net sales, a decrease of $8.0 million compared to net loss of $3.0 million in 1997.


TWELVE MONTHS ENDED DECEMBER 28, 1997 COMPARED TO TWELVE MONTHS ENDED DECEMBER 29, 1996 -- AETNA INDUSTRIES


    Net Sales. Net sales were $205.7 million in 1997, a decrease of $5.8 million, or 2.7%, compared to net sales in 1996 of $211.5 million. The decrease in net sales was due principally to the planned phase-out of two programs: a cargo van floor pan and side rail assemblies, and a small truck door beam program, during the second quarter of 1996, partially offset by increased Chrysler minivan sales and factory assist work. During 1997, models on which Aetna Industries had significant content included the Chrysler Jeep Cherokee and Grand Cherokee and Chrysler minivans.

    Cost of Sales and Gross Profit. Cost of sales was $181.3 million in 1997 (88.1% of 1997 net sales), an increase of $0.3 million, or 0.2%, compared to cost of sales of $181.0 million in 1996 (85.6% of 1996 net sales). Cost of sales as a percentage of net sales increased primarily as a result of inefficiencies in factory assist work in the second half of 1997.

    As a result of the factors discussed above, gross profit was $24.4 million in 1997 (11.9% of 1997 net sales), a decrease of $6.1 million, or 20.0%, compared to gross profit of $30.5 million in 1996 (14.4% of 1996 net sales).

    Selling, General and Administrative Expenses. Selling, general and administrative expenses were $17.6 million in 1997 (8.6% of 1997 net sales), an increase of $2.0 million, or 12.8%, compared to selling, general and administrative expenses of $15.6 million in 1996 (7.4% of 1996 net sales). As a percentage of sales, the increase in selling, general and administrative expenses was due principally to the hiring of additional engineering and quality assurance staff to support new business.

      Operating Income. As a result of the factors discussed above, operating income was $6.8 million for 1997 (3.3% of 1997 net sales), a decrease of $8.0 million, or 54.1%, compared to operating income of $14.8 million in 1996 (7.0% of 1996 net sales).

    Net Interest Expense. Net interest expense was $10.3 million in 1997, an increase of $1.3 million, or 14.4%, compared to net interest expense of $9.0 million in 1996. The weighted average interest rate and average debt for 1997 were 11.1% and $100.1 million, respectively, compared to 12.2% and $77.2 million, respectively, in 1996.

    Income Before Taxes. As a result of the factors discussed above, loss before taxes was $3.5 million in 1997 ((1.7)% of 1997 net sales), a decrease of $8.9 million, compared to income before taxes of $5.8 million in 1996 (2.7% of 1996 net sales).

    The credit for income taxes in 1997 was $1.1 million, as compared to a provision for taxes of $2.1 million, with an effective tax rate of 36.5% in 1996.

    Net Income (Loss). As a result of the factors discussed above, net loss before extraordinary item was $2.4 million in 1997 (1.2)% of 1997 net sales, a decrease of $6.1 million compared to net income of $3.7 million in 1996 (1.8% of 1996 net sales). Net income (loss) included $1.3 million and $0.5 million of preferred dividends in 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of liquidity are cash generated from operations and short-term and long-term debt, including the sale of receivables. The Company expects to meet current liquidity needs through a combination of access to capital markets, modification to a domestic line of credit, the establishment of a global revolving credit facility, and cash inflows from a significant one time customer tooling initiative. The Company's principal use for these funds is to finance working capital needs, debt service requirements and planned maintenance and expansion activities. The Company's liquidity is affected by both the cyclical nature of its business and its level of net sales. The Company believes that operating cash flow and its line of bank credit will be sufficient to cover its short-term and long-term capital expenditures and debt repayment obligations. Nevertheless, the Company's ability to meet these liquidity demands will depend upon future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control.

Financial Condition

    At December 31, 1998, the Company had available cash, cash equivalents and marketable securities totaling $26.1 million, compared to $11.6 million on a pro forma basis at December 31, 1997. At December 31, 1998, the Company had current assets of $332.6 million and $412.8 million in current liabilities, giving it working capital (including cash) of $(80.2) million, compared to pro forma working capital at December 31, 1997 of $12.4 million.

    At December 31, 1998, the Company was committed to working capital expenditures of approximately $24.2 million through the end of 1999 for welding and assembly machinery and press automation. The Company expects to cover these commitments through cash flows from operating activities and leasing contracts.

    At December 31, 1998, the Company had $55.7 million available (of which $54.8 million is outstanding) under its Amended and Restated Credit Agreement dated as of April 10, 1998 and further amended on May 20, 1998 and August 6, 1998, October 13, 1998, and October 29,1998 among Aetna, the Company, Aetna Holdings, Aetna Export Sales Co., Aetna Canada and NBD Bank (the "Senior Revolving Credit Facility"). In addition, the Company had outstanding, at December 31, 1998, $77.4 million under its accounts receivables sale program.

    Certain indebtedness of the Company and its subsidiaries contains restrictive covenants, including the maintenance of certain financial ratios and restrictions on dividend payments to the Company from certain Company subsidiaries. The restriction on Aetna's dividend payments under the Senior Notes (as defined below) may adversely affect the Company's liquidity. In addition, due to covenants in the Senior Notes related to Aetna's consolidated fixed charge coverage ratio and net worth, in order for Aetna to incur additional debt above the minimum allowed under the Senior Notes, Aetna would be required to obtain suitable approval from the holders of the Senior Notes. As of December 31, 1998, the Consolidated Fixed Charge Coverage Ratio of Aetna was
0.64 to 1.00. As a result, since that date, Aetna has been prohibited from incurring additional indebtedness or paying dividends to its parent, Aetna Holdings. The Company believes, however, that sufficient cash flow is available to its non-Aetna operations to meet the needs of these other operations independently.

Sales of Receivables

    As of December 31, 1998, the Company had $77.4 million of receivables sold to finance short-term working capital needs. On average, the discount rate on these sales is PIBOR +0.5%.

Cash Flows

    The Company's pro forma net cash from operating activities was $30.9 million during 1998, a decrease of $0.7 million, or 2.0%, compared to pro forma net cash from operating activities of $31.6 million for twelve months of 1997. This increase was due primarily to more efficient management of the Company's working capital, including sales of receivables under a receivable sales program, partially offset by a declining cash flow from operating activities in the Company's North American operations. Pro forma net cash flow from operating activities was $15.6 million in 1996.

    The Company's pro forma cash used in investing activities was $54.1 million during the twelve months of 1998, an increase of $22.5 million, or 71.2%, compared to pro forma cash used in investing activities of $31.6 million during twelve months of 1997. This increase was due principally to: (i) a significant investment in capital equipment to further automate the Company's largest facility in Europe; and (ii) the reconfiguration and retooling of certain of the Company's North American facility in advance of several major product launches. This increase was partially offset by the effect of the Company's purchase for approximately $3.9 million of a minority interest in an aluminum business in 1997. Pro forma cash used in investing activities was $19.5 million in 1996.

    The Company's pro forma cash provided by financing activities was $36.5 million during twelve months of 1998, compared to pro forma cash used in financing activities of $1.6 million in twelve months of 1997. Pro forma cash flow from financing activities was due principally to borrowings from a short-term credit source to finance a significant increase in tooling production in advance of several major product launches. Pro forma cash provided by financing activities was $2.1 million in 1996.

Outstanding Debt

    At December 31, 1998, the Company had total outstanding debt of $324.5 million, including $157.0 million in short-term debt including short term portion of long-term debt and $167.5 million in long-term debt. See Note 14 to the consolidated financial statements.

EUROPEAN MONETARY UNION

    A single currency called the euro was introduced in Europe on January 1, 1999. After January 1, 1999, the Company will be required, upon the request of any party with which it transacts, to use the euro as a currency of payment in its European commercial activities in certain financial transactions and in dealings with administrative bodies. Expenses incurred or to be incurred in connection with the introduction of the euro as a currency of payment have not and are not expected to have a material adverse effect on the results of operations or financial position of the Company.

INFLATION

    The Company believes that the relatively moderate inflation over the last few years has not had a significant impact on the Company's revenues or profitability and that the Company has been able to offset the effects of inflation by increasing prices or by realizing improvements in operating efficiency.

YEAR 2000

    The Company has conducted a review of its computer systems to identify those areas that may not be Year 2000 compliant and is developing a plan to resolve the issue. The Company believes that by modifying existing software and obtaining new releases of licensed software, the Year 2000 transition can be carried out without significant operational expenses or significant investments in computer systems improvements. On the basis of currently available information, the Company does not expect that expenses to be incurred in connection with the continuing identification of systems which are not Year 2000 compliant and with their replacement or upgrade will have a material adverse impact on the results of operations or financial position of the Company. There can be, however, no assurances of the absence of any disruptions in the Company's own systems or those of its customers and suppliers. The Company considers that sufficient resources have been dedicated to address these issues in a timely manner.

STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

In December 1995, the Private Securities Litigation Reform Act of 1995 (the
"Act") was enacted.   The Act contains amendments to the Securities Act of 1933
and the Securities Exchange Act of 1934 which provide protection from liability in private lawsuits for "forward-looking" statements made by persons specified in the Act. Aetna and MS Acquisition desires to take advantage of the "safe harbor" provisions of the Act.

Aetna and MS Acquisition wish to caution readers that with the exception of historical matters, the matters discussed in this Annual Report are forward-looking statements that involve risks and uncertainties, including but not limited to factors related to the highly competitive nature of the automotive supplier industry and its sensitivity to changes in general economic conditions, the results of financing efforts and other factors discussed in Aetna's and MS Acquisition's filings with the Securities and Exchange Commission. Such factors could effect Aetna's and MS Acquisition's actual results and could cause their actual results during 1999 and beyond to differ materially from those represented in any forward-looking statement made by or on behalf of Aetna or MS Acquisition.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 addresses the accounting for derivative instruments. This statement is not expected to have any effect on the Company's financial position or results of operations.

    In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5 ("SOP" 98-5), "Reporting on the Costs of Start-up Activities". This statement prescribes accounting treatment for start-up activities and is effective for fiscal years beginning after December 15, 1998. This statement is not expected to have a material effect on the Company's financial position or results of operations.

Item 7 A.  Disclosure of Quantitative and Qualitative Information about
           Market Risks

The financial condition and results of operations of the Company's operating entities are reported in various foreign currencies (principally Euro and British pounds sterling) and then translated into U.S. dollars at the applicable exchange rate for inclusion in the Company's financial statements. As a result, an appreciation of the dollar against these foreign currencies will have a negative impact on the reported sales and operating profit of the Company. Conversely, depreciation of the dollar against these foreign currencies will have a positive impact. In addition, the Company incurs currency transaction risk whenever it or one of its subsidiaries enters into either a purchase or sale transaction using a different currency than the relevant entity's functional currency. However, the nature of the Company's business results in the Company generally matching revenues and expenses of the same currency. Therefore, the Company does not currently use financial instruments to limit its exposure to foreign transaction exposure risk. The Company does not currently use financial instruments to limit its exposure to interest rate variations. The portion of the company's outstanding debt obligations tied to variable interest rates totals $125.9 million as of December 31, 1998.


Item 8.  Financial Statements

    The consolidated financial statements (together with independent public accountants' report) of MS Acquisition Corp. are included on pages 42 through 62 of this report on Form 10-K and the consolidated financial statements (together with independent public accountants' reports) of Aetna Industries, Inc. are included on pages 63 through 77 of this report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures


    On August 27, 1998 the Board of Directors of Aetna and MS recommended and approved the dismissal of PricewaterhouseCoopers and the engagement of Arthur Andersen LLP as the independent accountants for Aetna and MS.

    (a)     Information required by Item 304(a)(1) of Regulation S-K.

            (i) PricewaterhouseCoopers LLP was dismissed as Aetna's and MS's independent accountants effective as of the close of business on September 15, 1998.

            (ii) The reports of PricewaterhouseCoopers LLP on the financial statements of Aetna and MS the past two years contain no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

            (iii) The Board of Directors approved the decision to change independent accountants.

            (iv) In connection with its audits for the two most recent fiscal years and through September 15, 1998 there have been no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused PricewaterhouseCoopers LLP to make reference thereto in their report on the financial statements for such years.

            (v) During the two most recent fiscal years and through September 15, 1998 there have been no reportable events (as defined in Regulation S-K Item 304(a)91)(v).

    (b)     Information required by Item 304(a)(2) of Regulation S-K.

            Aetna and MS engaged Arthur Andersen LLP as its new independent accountants as of September 15, 1998. During the most recent two fiscal years and through September 15, 1998, neither Aetna nor MS had consulted with Arthur Andersen LLP regarding (i) either; the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on Aetna's or MS's financial statements, and either a written report was provided to Aetna or MS or oral advice was provided that the new accountant concluded was an important factor considered by Aetna or MS reaching a decision as to the accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a disagreement or a reportable event with Aetna's or MS's former auditor (each as defined in Regulation S-K Item 304(a)(i)).

            Aetna and MS have requested that PricewaterhouseCoopers LLP provide it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of that letter dated September 17, 1998 is filed as exhibit 16.1 to this Form 10-K.

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant

    The following table sets forth the name, age and position of each of the directors and senior officers of the Company. Each director of the Company will hold office until the next annual meeting of stockholders of the Company or until his successor has been elected and qualified. Officers of the Company and its subsidiaries serve at the discretion of their respective Boards of Directors.

          NAME                       AGE                           POSITION
          ----                       ---                            -------
Francis Barge.................       59     Director; Chairman, President and Chief Executive Officer
Felix Domenech................       56     Director; Group Executive Vice-President Finance
Jean-Rene Hergoualc'h.........       55     Director; Group Executive Vice-President Product Development
David Howe....................       35     Director
Michael Delaney...............       44     Director
Gery Edouard Lanthier.........       50     Director
Jean-Philippe Larramendy......       54     Director
Jean-Claude Garolla...........       34     Chief Financial Officer; Vice-President
Ueli Spring...................       48     Director; Executive Vice-President North America
Harold Brown..................       49     Secretary; Vice-President North America
Gary Easterly.................       50     Vice-President North America
David Thal....................       40     Vice-President North America
Roger James...................       56     Vice-President Europe
Paul Rodrigues................       53     Vice-President Europe
Michael Gillett...............       48     Vice-President; Chief Operating Officer United Kingdom


    MR. FRANCIS BARGE founded Sofedit in February 1989 and has been Sofedit's Chairman, President and Chief Executive Officer since its creation. From 1986 to 1989, Mr. Barge was employed by Groupe Arbel where he founded Cofimeta and served as a Director and its Chief Executive Officer. He was also then President of Somenor, Ecrim and Aubry. From 1966 to 1986, Mr. Barge served as Director of Special Industrial Projects, Director of North Africa and the Middle East, Director of Africa for Renault and President and Chief Executive Officer of Renault Norway. Mr. Barge also served as a judge in the Commercial Court of Paris between 1992 and 1997. Mr. Barge currently serves on the Board of Directors of Euralcom. Mr. Barge is a graduate of l'Ecole des Hautes Etudes Commerciales de Paris.

    MR. FELIX DOMENECH is one of the cofounders of Sofedit and has been a Director and Vice-President of Finance since 1989. From 1988 to 1989, Mr. Domenech was employed by Groupe Cofimeta serving as Vice-President to its subsidiaries Aubry, Ecrim and Somenor, President and Chief Executive Officer of Davum TP and a Director and Chief Financial Officer of the Groupe Cofimeta. From 1974 to 1987, Mr. Domenech was an executive of Renault. He served as the Chief Financial Officer of Renault Tunisia, Chief Financial Officer of Renault Mexico and Vice-President of imports for Renault Europe. Mr. Domenech is a graduate of l'Ecole Superieure de Commerce et d'Administration des Entreprises in Dijon.

    MR. JEAN-RENE HERGOUALC'H is one of the cofounders of Sofedit and has been a Director and Vice President of Research and Product Development since 1989. From 1988 through February 1989, Mr. Hergoualc'h was employed at Groupe Cofimeta as Director of Research and Development. From 1969 through 1988, he was an executive of Renault, where he served as Engineer of Motor Studies, Engineer of Anti-pollution Systems Studies, New Vehicles Programs Manager and Studies Department Manager of Renault Mexico, Project Manager of Renault 9 and Renault 11 vehicles. Mr. Hergoualc'h is a graduate of l'Ecole Nationale Superieure de Mecanique de Nantes, where he obtained a degree in mechanical engineering.

    MR. DAVID HOWE has been a director of Aetna and MS Acquisition since 1996 and a Vice President of Citicorp Venture Capital, Ltd. since 1993. Mr. Howe serves on the board of directors of America-Italian Pasta Company, Formica Corporation, IPC Information Systems, Inc., Pen-Tab Industries, Inc.

and several private companies. Mr. Howe is a graduate of Harvard College and Harvard Business School.

    MR. MICHAEL DELANEY has been a director of Aetna and MS Acquisition since August 1996. Since 1989, Mr. Delaney has been a Managing Director of CVC. Mr. Delaney serves on the board of directors of Delco Remy International, Inc., JAC Holdings, Inc., Palomar Technologies, Inc., AmeriSource Health Corporation, GVC Holdings, Cort Business Services, MSX International, Great Lakes Dredge and Dock Corp., Fabristeel Corporation, Allied Digital Technologies Corporation, Inc., Enterprise Media Inc., FF Holdings Corporation, SC Processing, Inc. and Triumph Holdings, Inc. Mr. Delaney is a graduate of Penn State University and The Wharton School.

    MR. GERY EDOUARD LANTHIER has been a director of Sofedit and Cogepa and D.F. Synergies Group since 1994. Since 1994, Mr. Lanthier has served as Chief Executive Officer of Cogepa France. In 1993, he served as CEO assistant of Compagnie Financiere de Valois and, from 1989 to 1992, as Vice President Finance of Sucden. Mr. Lanthier served as Directeur des Affaires Financieres Internationales (Vice President International Finance) of Renault from 1984 to 1989. Mr. Lanthier is a graduate of EDHEC in Lille and INSEAD Business School in Fontainebleau, France.

    MR. JEAN-PHILIPPE LARRAMENDY founded Tocqueville International in 1986 and has been its Managing Partner since its foundation. Mr. Larramendy is President of ElectroPar France and Advisor to the Chairman of EDF-Capital Investissement. Mr. Larramendy is also the President of the Institut France-Euzkadi. Mr. Larramendy serves on the Board of Directors of Sofedit and several other private companies. Mr. Larramendy is a graduate of the Ecole des Hautes Etudes Commerciales de Paris and the Wharton School.

    MR. JEAN-CLAUDE GAROLLA joined the Company in August 1998 as its Chief Financial Officer. Between 1986 and July 1998, Mr. Garolla was a principal with Arthur Andersen in Paris, where he specialized in access to the U.S. capital markets by European companies. Mr. Garolla is a graduate of the Ecole des Hautes Etudes Commerciales de Paris.

    MR. UELI SPRING has served as Chief Executive Officer and President of Aetna since 1994. From 1990 to 1994, Mr. Spring served as Executive Vice President and Chief Operating Officer of Aetna. From 1986 to 1987, he served as President of the Cosma International Group of Magna International Inc. ("Magna") and then served as Chief Operating Officer of the group from 1987 to 1990. From 1984 to 1986, he served as Director of Manufacturing with Magna. In 1972, Mr. Spring joined the Oetiker operations and later became a Vice President from 1980 to 1984. Mr. Spring received his degree in tool and die engineering from the Universita Ticinese di Trevano, Switzerland.

    MR. HAROLD BROWN has served as Vice President Finance of Aetna since joining Aetna in 1992 and has been a director of Aetna since August 1996. From 1990 to 1992, he was Controller in charge of U.S. operations at AVX Kyocera Corp. From 1985 to 1989, Mr. Brown served as Vice President of Finance at APV Baker Perkins plc after serving as Manager of Financial Analysis from 1982 to 1985. From 1977 to 1982, Mr. Brown held various planning, marketing and sales positions with Cooper Industries Inc. Mr. Brown received an AB in Economics from the University of North Carolina and an MBA from Duke University. From 1972 to 1975, he served as a Lieutenant, Supply Corps in the United States Naval Reserves.

    MR. GARY EASTERLY has served as Executive Vice President and Chief Operating Officer of Aetna since March 1997. He served as Vice President of Manufacturing of Aetna from 1988 to 1997 and has been employed by Aetna since 1987. From 1966 to 1987, Mr. Easterly served as Director of Quality Assurance, Quality Engineering and Production Superintendent for GM's Buick Motor Division. Mr.

Easterly received a BS degree in Industrial Engineering from GMI Institute and an MA degree in Administration from Central Michigan University.

    MR. DAVID THAL has served as Vice President Product Development of Aetna since 1995. From 1993 to 1995, Mr. Thal served as Project Manager of Aetna's Production System and has been employed by Aetna since 1980 serving as Sherwood Plant Manager, Quality Assurance Manager, Manufacturing Project Engineer, Engineering Manager and Sales Manager. Mr. Thal received a BGS degree in Psychology and Computer Science from the University of Michigan.

    MR. ROGER JAMES has served as Chief Operating Officer of Lebranchu Le Theil since 1994. From 1989 to 1994, Mr. James served as Chief Operating Officer of Sotramex, a subsidiary of Sofedit. From 1969 to 1989, Mr. James was employed by Ecrim, serving as Maintenance Manager, Logistics and Purchase Manager. Mr. James is expected to graduate from the CPA (Centre de Perfectionnement des Affaires) in Paris.

    MR. PAUL RODRIGUES has served as Chief Operating Officer of Bonin (a subsidiary of Sofedit) since 1994. From 1990 to 1994, Mr. Rodrigues served as Technical Director of Bonin. From 1967 to 1990, Mr. Rodriguez was an executive of Renault, serving as Assembly Manager in the Flins Plant, and as Research and Development Engineer. Mr. Rodrigues received a degree in engineering from the Institut Superieur de Mecanique et Construction Mecanique.

    MR. MICHAEL GILLETT has served as Managing Director of Coventry Presswork Ltd. since 1998. In 1997, Mr. Gillett served as Managing Director of Britax Vega. From 1987 to 1996, Mr. Gillett served as Plant Director and Manufacturing Director of Coventry Presswork Ltd. From 1985 to 1986, he served as Manufacturing Manager and Purchase & Supplies Manager of Armstrong Presswork. From 1973 to 1984, Mr. Gillett served as Production Control Manager, Production Manager, Assistant Spares Manager and Customer Liaison Officer of Burman & Sons. Mr. Gillett received a degree in mechanical engineering from Matheus Boulton Technical College in England.

COMMITTEES OF THE BOARD OF DIRECTORS

    The Company's Board of Directors has a Compensation Committee and created an Audit Committee in 1998.

    Compensation Committee. The Company's Compensation Committee reviews employment, development, reassignment and compensation matters involving corporate officers and other executive level employees, including issues relating to salary, bonus and incentive arrangements and the supervision of the stock option plans of the Company. In 1998, the Compensation Committee was composed of Messrs. Ueli Spring, David Howe and Michael Delaney. Members of the Compensation Committee serve at the discretion of the Board.

    Audit Committee. The Company's Audit Committee will make recommendations concerning the engagement of independent public accountants, review with the independent public accountants the plans and result of the audit engagement, approve professional services provided by the independent public accountants, review the independence of the independent public accountants, consider the range of audit and non-audit fees, review the independent public accountants' management letters and the Company's responses, review the adequacy of the Company's internal accounting controls, and review major accounting or reporting changes.

    Executive Committee. The Company's Executive Committee will have the authority to manage the

Company except for those powers expressly reserved to the Board of Directors and its other committees.


Item 11.  Executive Compensation

DIRECTOR COMPENSATION
    Directors who are officers or employees of the Company do not receive compensation other than reimbursement for out-of-pocket expenses incurred by them in connection with their travel to and attendance at meetings of the Board of Directors or committees thereof. Directors of the Company who are not also officers or employees of the Company receive an annual fee of $25,000 in addition to reimbursement of out-of-pocket expenses.

COMPENSATION OF OFFICERS

    The following table sets forth certain information regarding the cash compensation paid by the Company, as well as certain other compensation paid or accrued for such fiscal years, to the CEO and the four most highly compensated executive officers of the Company in office on December 31, 1998 for each of the last three fiscal years.


                           SUMMARY COMPENSATION TABLE


                                                                                                                LONG-TERM
                                                                                                               COMPENSATION
                                                                                                               ------------
                                                                                                                NUMBER OF
                                                                                                                SHARES OF
                                                                                                               COMMON STOCK
                                                                                                            UNDERLYING GRANTED
      NAME AND PRINCIPAL POSITION          YEAR               SALARY                       BONUS                  OPTIONS
      ---------------------------          ----               ------                       -----                ----------
Francis Barge                              1998    FF  1,667,495        $298,300   FF       (1)  $     (1)          --
  Chairman, President and                  1997          965,619         165,345     1,106,431    189,457           --
  CEO                                      1996          965,619         189,967     1,851,669    362,362           --
Felix Domenech                             1998    FF  1,132,477        $202,590   FF       (1)  $     (1)          --
  Group Executive;                         1997          828,244         141,823       683,759    117,051           --
  Vice-President                           1996          828,244         162,083     1,131,941    221,515           --
  Finance                                                                                                           --
Jean-Rene Hergoualc'h                      1998    FF  1,162,217        $199,681   FF       (1)  $     (1)          --
  Group Executive;                         1997          772,495         132,277       298,868     51,176           --
  Vice-President                           1996          772,495         151,173       593,960    116,234           --
  Product Development
Ueli Spring                                1998    FF         --        $233,656   FF       (1)  $     (1)        42,500
  Executive Vice-President                 1997               --         225,002            --    135,000           --
  North America                            1996               --         225,976            --    274,000           --
Jean Claude Garolla                        1998    FF    416,667          74,537   FF       (1)  $     (1)          --
  Vice President & CFO                     1997               --              --                                    --
                                           1996               --              --                                    --
Harold Brown                               1998    FF         --        $144,515   FF       (1)  $     (1)        25,000
  Secretary; Vice-President                1997               --         133,147            --     32,000           --
  North America                            1996               --         113,355            --    169,000           --


(1) As of December 31, 1998, the Company has accrued FF 3,000,000
(approximately $500,000) in Europe and $250,000 in North America for management Bonuses. The allocation of these amounts to individual members of management has not been completed.

BONUS PROGRAM

    The Company annually awards discretionary bonuses to members of its management and certain of its salaried employees. Such bonuses, which are typically paid in February of each year in respect of services rendered by recipients during the preceding year, are awarded based on a variety of factors, including individual and Company performance.


STOCK OPTION PLAN

    Prior to the Combination, executive officers, directors, employees and other key persons of the Company were eligible to participate in the Company's Executive Stock Option Plan (the "Stock Option Plan"). Options granted under the Stock Option Plan were non-qualified stock options. Options to purchase an aggregate 100,000 of shares of Common Stock, par value $0.01 per share, of MS Acquisition were issued under the Stock Option Plan, of which 97,500 options to purchase shares of Common Stock are currently outstanding. All options granted under the Stock Option Plan have vested and become exercisable pursuant to individual stock option agreements executed by the Company and each option recipient at an exercise price of $0.75 per share.

EXECUTIVE EMPLOYMENT AGREEMENTS

    Fourteen of the executive officers of Sofedit and its subsidiaries have employment agreements pursuant to which an indemnity of approximately 30 months' salary (representing a minimum payment of FF2,000,000 (approximately $300,000) per executive officer) would be payable by Sofedit in the event of a termination without cause.

    The Company and Aetna have jointly entered into employment agreements with each of Messrs. Brown, Easterly and Spring. These employment agreements set forth the basic terms of employment for each executive, including base salary, bonus and benefits, as well as the benefits to which each executive will be entitled if his employment is terminated for certain reasons. These employment agreements have initially been concluded for a period of three years, ending in August 1999. Mr. Spring has not waived his right to terminate his employment agreement as a result of the appointment of Mr. Francis Barge as the CEO of the Company following the Combination. If Mr. Spring elected to so terminate his employment agreement, Mr. Spring would be entitled to receive a termination payment in an aggregate amount equal to the sum of: (i) his annual salary; and (ii) the greater of
(x) the amount of his bonus for fiscal year 1997, or (y) an amount equal to 50% of Mr. Spring's base salary for fiscal year 1998. For a period of 12 months, Mr. Spring would also be entitled to participate in the current benefit plans of the Company.

    The Company intends to enter into employment agreements having a term of five years and renewable by additional periods of two years, with Messrs. Barge, Domenech and Hergoualc'h. These employment agreements will provide for an annual base salary of $350,000 for Mr. Barge and $225,000 for Messrs. Domenech and Hergoualc'h. Such salaries may be revised by the Board of Directors or its Compensation Committee and increased at their discretion. In addition, these employment agreements will provide for annual bonuses. These employment agreements will also provide for participation of these employees in the Company's 1998 Equity Incentive Plan after adoption of the latter by the Board or its Compensation Committee, as well as employee benefits such as pension plans, long term disability benefit and life insurance.

    These employees will perform their duties without geographic limitation and any cost of employee relocation outside France shall be borne by the Company.

    In case of termination of any of these employment agreements by the Company without cause, or by the employee for good reason, the employee will be entitled to a lump sum payment equal to the product of three multiplied by the sum of the annual base salary and the highest annual bonus paid to the employee. In addition, in such circumstances, the employee will be entitled to payment of the pro rata portion of his bonus and the Company will provide medical, dental and life insurance benefits for a period of 12 months following termination, ceasing immediately upon the employee entering into a new employment agreement with any other person. Also, upon termination by the Company without cause, or by the employee for good reason, all stock options granted to the employee shall vest and become exercisable immediately.

    These contemplated employment agreements will be terminable by the Company in case of employee incapacity, if such incapacity is not cured within 180 days of its first incurrence. The Company may also terminate the employment of these employees without further obligation to them in case of any act of dishonesty, gross incompetence or intentional misconduct.

    These employment agreements will contain confidentiality provisions, as well as non-competition provisions applicable for a period of three years following the date of termination of the employment agreement.

OPTION EXERCISES AND YEAR-END OPTION VALUES

    The following table sets forth certain information concerning stock options exercised during the year ended December 31, 1998 and the number and value of unexercised stock options held by each of the executive officers named below as of December 31, 1998, under the Stock Option Plan. See "-- Stock Option Plan".

              AGGREGATED OPTIONS EXERCISED IN THE LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION VALUES(1)

                                                             NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                                                            UNDERLYING UNEXERCISED            IN-THE-MONEY OPTIONS
                            SHARES                            OPTIONS AT FISCAL                     AT FISCAL
                         ACQUIRED ON                             YEAR-END                        YEAR-END (IN $)
                           EXERCISE         VALUE           ----------------------            --------------------
NAME                         (#)        REALIZED ($)     EXERCISABLE     UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
----                         ---        ------------     -----------     -------------    -----------     -------------
Francis Barge                 0               0               0                0               0                0
Felix Domenech                0               0               0                0               0                0
Jean-Rene
Hergoualc'h                   0               0               0                0               0                0
Ueli Spring                   0               0             42,500             0              (2)               --
Harold Brown                  0               0             25,000             0              (2)               --

------------
(1) Options are for shares of Common Stock of the Company.

(2) Value of unexercised in-the-money options has not been computed as there is no readily determinable market value for the Company's common stock.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Compensation of the executive officers of Aetna and the Company has historically been determined by their Boards of Directors. Messrs. Ueli Spring, Michael Delaney and David Howe participated in deliberations of the Boards of Directors of Aetna and the Company concerning executive officer compensation during the fiscal year 1998. Compensation of Messrs. Francis Barge, Felix Domenech and Jean-Rene Hergoualc'h in their capacity of executive officers of Sofedit has historically been determined by Sofedit's Board of Directors. Messrs. Francis Barge, Felix Domenech and Jean-Rene Hergoualc'h participated in deliberations of Sofedit's Board of Directors concerning executive officer compensation in 1998.

Item 12.  Principal Stockholders

    The following table sets forth certain information regarding the equity ownership of the Company as of March 31, 1999 by: (i) each person or entity who owns 5% or more of any class of voting securities of the Company; (ii) the directors and executive officers of the Company as of March 31, 1999 and (iii) the directors and executive officers of the Company as a group. Except as otherwise indicated below, each of the persons named in the table has sole voting and investment power with respect to all shares of Common Stock and investment power with respect to Non-Voting Common Stock beneficially owned by such person as set forth opposite such person's name, and the address of each person named in the table is the Company's address. No shares of Non-Voting Common Stock were outstanding as of March 31, 1999. Each share of Common Stock is convertible into one share of Non-Voting Common Stock at the option of its holder, if such holder determines that it (or any of its affiliates other than the Company) might be subject to a legal requirement making it illegal or unduly burdensome for it to continue to own or control shares of Common Stock.

                                                   COMMON STOCK                        PREFERRED STOCK
                                              SHARES                             SHARES
                                             OWNED(1)      PERCENT(2)            OWNED              PERCENT(2)
                                             --------      ---------             ------             ----------
CEFI SA
  28 rue Marie Therese
  L 2132 Luxembourg.......................     977,215        25.0%            86,713(B)              21.0%
Citicorp Venture Capital, Ltd.(3)
 399 Park Avenue
  New York, NY 10043......................     704,460        18.1%           111,494(A)              27.0%
David Howe(4)


  Citicorp Venture Capital,   Ltd.
  399 Park Avenue
  New York, NY 10043......................     704,460        18.1%            111,494(A)              27.0%
Michael Delaney(4)
  Citicorp Venture Capital,  Ltd.
  399 Park Avenue
  New York, NY 10043......................     704,460        18.1%            111,494(A)              27.0%
YACESE S.A.
  1 rue Thomas Edison
  78280 Guyancourt........................     427,760        11.0%             46,768(B)              11.3%
H.H.A. WAY S.A.
  1 rue Thomas Edison
  78280 Guyancourt........................     282,525         7.2%             25,422(B)               6.2%
Francis Barge(5)..........................     977,215        25.0%             86,713(B)              21.0%
Felix Domenech(6).........................     427,760        11.0%             46,768(B)              11.3%
Jean-Rene Hergoualc'h(7)..................     282,525         7.2%             25,422(B)               6.2%
Jerome Barge(5)
  CEFI S.A.
  28, rue Marie
  Therese
  L 2132 Luxembourg.....                       977,215        25.0%             86,713(B)              21.0%
Ueli Spring(8)..........                        47,593         1.2%                806(A)                 *
Harold A. Brown(9)......                        26,834           *                 290(A)                 *
Jean-Philippe
  Larramendy(10)........                       116,133         3.0%             10,449(B)               2.5%
Gery-Edouard Lanthier(11)                      136,439         3.5%             12,277(B)               3.0%
Gary Easterly(12).......                        10,984           *                 156(A)                 *
All directors and executive
  officers as a group (10
  persons)(13)..........                     2,729,943        68.6%            294,375                 71.4%



---------
*     Less than one percent.

(1) Includes 97,500 shares of Common Stock subject to options exercisable within 60 days of March 31, 1999.

(2) Based on 3,902,498 shares of Common Stock and 412,424 shares of Preferred Stock outstanding as of March 31, 1999. Shares of Common Stock subject to options exercisable within 60 days of March 31, 1999 are considered held by the holder of such options, for purposes of determining the percentage of the class, but not for the purpose of computing the percentage held by others.

(3) Taking into account shares of Common Stock owned by Citicorp Venture Capital, Ltd. ("CVC"), CCT Partners III, L.P. and certain employees of CVC including the directors referred to in the next sentence. CVC has transferred beneficial ownership of a portion of its Common Stock set forth above to a group comprised of certain individual officers of CVC, including Michael Delaney and David Howe, which shares are included in the aggregate total shown.

(4) Consists of shares held by CVC, CCT Partners III, L.P. and certain employees of CVC, which may be deemed to be beneficially owned by Messrs. Delaney and Howe, 704,460 shares of Common Stock and 111,494 shares of Preferred Stock owned by Mr. Delaney and 704,460 shares of Common Stock and 111,494 shares of Preferred Stock owned by Mr. Howe. Messrs. Delaney and Howe disclaim beneficial ownership of such shares (except for the 2,466 and 4,227 shares of Common Stock and 390 and 669 shares of Preferred Stock respectively owned by them.)

(5) Includes 977,215 shares of Common Stock and 86,713 shares of Preferred Stock held by CEFI, which may be deemed to be beneficially owned by Mr. Francis Barge and Mr. Jerome Barge. Mr. Francis Barge and Mr. Jerome Barge disclaim beneficial ownership of the shares held by CEFI.

(6) Includes 427,760 shares of Common Stock and 46,768 shares of Preferred Stock held by YACESE S.A, which may be deemed to be beneficially owned by Mr. Felix Domenech. Mr. Felix Domenech disclaims beneficial ownership of the shares held by YACESE S.A.

(7) Includes 282,525 shares of Common Stock and 25,422 shares of Preferred Stock held by H.H.A. WAY S.A., which may be deemed to be beneficially owned by Mr. Hergoualc'h. Mr. Hergoualc'h disclaims beneficial ownership of the shares held by H.H.A. WAY S.A.

(8) Includes 5,093 shares of Common Stock held by Mr. Spring and options to purchase 42,500 shares of Common Stock issued to Mr. Spring.

(9) Includes 1,834 shares of Common Stock held by Mr. Brown and options to purchase 25,000 shares of Common Stock issued to Mr. Brown.

(10) Includes 55,494 shares of Common Stock and 4,995 shares of Preferred Stock held by Tocqueville Europe L.P. and 60,639 shares of Common Stock and 5,454 shares of Preferred Stock held by Bidassoa Investissements S.A., which may be deemed to be beneficially owned by Mr. Larramendy. Mr. Larramendy disclaims beneficial ownership of the shares held by Tocqueville Europe L.P. and Bidassoa Investissements S.A.

(11) Includes 136,439 shares of Common Stock and 12,277 shares of Preferred Stock held by COGEPA S.A., which may be deemed to be beneficially owned by Mr. Lanthier. Mr. Lanthier disclaims beneficial ownership of the shares held by COGEPA S.A.

(12) Includes 984 shares of Common Stock held by Mr. Easterly and options to purchase 10,000 shares of Common Stock issued to Mr. Easterly.

(13) Includes 77,500 options to purchase shares of Common Stock. Includes 704,460 shares of Common Stock and 111,494 shares of Preferred Stock held by CVC and CCT Partners III, L.P. and certain other employees, that may be deemed to be beneficially owned by Messrs. Howe and Delaney, who disclaim beneficial ownership of a portion of such shares as set forth above. Includes 55,494 shares of Common Stock and 4,995 shares of Preferred Stock held by Tocqueville Europe L.P. and 60,639 shares of Common Stock and 5,454 shares of Preferred Stock held by Bidassoa Investissements S.A., that may be deemed to be beneficially owned by Mr. Larramendy, who disclaims beneficial ownership of such shares. Includes 136,439 shares of Common Stock and 12,277 shares of Preferred Stock held by COGEPA S.A., which may be deemed to be beneficially owned by Mr. Lanthier. Mr. Lanthier disclaims beneficial ownership of the shares held by COGEPA S.A. Messrs. Barge, Domenech and Hergoualc'h disclaim beneficial ownership of shares held by CEFI, YACESE S.A. and H.H.A.WAY S.A.

Item 13.          Certain Relationships and Related Transactions

Pursuant to a promissory note, Aetna has outstanding from Ueli Spring, President of Aetna, a demand loan in the aggregate principal amount of $75,000, plus accumulated interest. The loan bears interest at the prime rate plus 1.0%. As of December 31, 1998, the aggregate amount owed to Aetna by Mr. Spring in respect of the loan was $136,607.

                                     PART IV

Item 14.  Exhibits, Financial statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report.

    1.      The financial statements listed in the "Index to Financial
            Statements."
    2.      The exhibits listed in the "Index to Exhibits."

    All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b) Reports on Form 8-K

    MS Acquisition Corp. and Aetna Industries, Inc, did not file any Reports on Form 8-K during the quarter ended December 31, 1998.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on April 15, 1999.


                              MS ACQUISITION CORP.

                              By: /s/ Francis Barge
                                 -------------------------------
                                  Francis Barge
                                  Director, Chairman, President and
                                  Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants in the capacities indicated on April 15, 1999.

Signature

/s/ Jean-Claude Garolla                      Vice President - Chief Financial
------------------------------------------   Officer (Principal Financial
Jean-Claude Garolla                          and Accounting Officer)


/s/ Francis Barge                           Director, Chairman, President and
------------------------------------------  Chief Executive Officer
Francis Barge


/s/ Felix Domenech                          Director, Group Executive
------------------------------------------  Vice-President
Felix Domenech

/s/  Jean-Rene Hergoualc'h                  Director, Group Executive
------------------------------------------  Vice-President
Jean-Rene Hergoualc'h
Finance

/s/ David Howe                              Director
------------------------------------------
David Howe


/s/ Michael Delaney                         Director
------------------------------------------
Michael Delaney


/s/  Jean-Philippe Larramendy               Director
------------------------------------------
Jean-Philippe Larramendy


/s/  Gery-Edouard Lanthier                  Director
------------------------------------------
Gery-Edouard Lanthier

                          INDEX TO FINANCIAL STATEMENTS


                                                                        Page

FINANCIAL STATEMENTS OF MS ACQUISITION CORP.

Report of Independent Public Accountants..........................       42

Consolidated Balance Sheets - As of December 31, 1998 and
December 31, 1997.................................................       43

Consolidated Statements of Operations and Comprehensive Income
(Loss) - For the Years Ended December 31, 1998, December 31, 1997
 and December 31, 1996............................................       44

Consolidated Statements of Cash Flows - For the Years Ended
December 31, 1998, December 31, 1997 and December 31, 1996........       45

Consolidated Statements of Changes in Shareholders' Equity-
For the Years Ended December 31, 1998, December 31, 1997
and December 31, 1996.............................................       46

Notes to the Consolidated Financial Statements....................       47


FINANCIAL STATEMENTS OF AETNA INDUSTRIES, INC.


Reports of Independent Public Accountants.........................       63

Consolidated Balance Sheets - As of December 31, 1998 and
December 28, 1997.................................................       65

Consolidated Statements of Operations and Comprehensive Income
(Loss) - For the Years Ended December 31, 1998, December 28, 1997
and December 29, 1996.............................................       67

Consolidated Statements of Cash Flows - For the Years Ended
December 31, 1998, December 28, 1997 and December 29, 1996........       68

Notes to the Consolidated Financial Statements....................       69

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and the Board of Directors of MS ACQUISITION CORP.:

    We have audited the accompanying consolidated balance sheets of MS ACQUISITION CORP. and subsidiaries ("the Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in shareholders' equity for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MS ACQUISITION CORP. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP

Detroit, Michigan
February 25, 1999.

                              MS ACQUISITION CORP.

                           CONSOLIDATED BALANCE SHEETS


                                                                                               DECEMBER 31,
                                                                                               ------------
                                                                                                          PREDECESSOR
                                                                                                             1997
                                                                               NOTE           1998         (Note 1)
                                                                               ----           ----        -----------

                                                                                       (IN THOUSANDS OF U.S. DOLLARS
                                                                                             EXCEPT SHARE DATA)

ASSETS
Cash and marketable securities....................................               (7)        $ 26,092        $ 11,626
Trade receivables, net............................................               (8)         148,790         115,823
Other accounts receivables, net...................................               (9)          32,585          27,916
Inventories and contracts in process, net.........................              (10)          74,563          64,013
Tooling...........................................................                            40,724              --
Deferred taxes....................................................               (5)           9,801           8,910
                                                                                            --------        --------
Total current assets..............................................                           332,555         228,288
                                                                                            --------        --------
Property, plant and equipment, net................................              (11)         203,271         122,028
                                                                                            --------        --------
Intangible assets, net............................................                             1,062             878
Goodwill, net.....................................................              (12)          65,367           6,166
Share in net assets of equity investments.........................                               255             291
Other non-current assets, net.....................................              (13)          21,652           4,261
                                                                                            --------        --------
Total other assets................................................                            88,336          11,596
                                                                                            --------        --------
Total assets......................................................                          $624,162        $361,912
                                                                                            ========        ========
LIABILITIES, PREFERRED STOCK AND
SHAREHOLDERS' EQUITY (DEFICIT)
Short-term portion of financial debt and short-term
  debt............................................................              (14)        $157,004        $ 43,778
Trade payables....................................................                           173,517         109,876
Customers' deposits and advances..................................                             6,237           8,448
Other payables and accrued expenses...............................              (15)          76,013          52,849
                                                                                            --------        --------
Total current liabilities.........................................                           412,771         214,951
                                                                                            --------        --------
Long-term portion of financial debt...............................              (14)         167,477          71,416
Deferred taxes....................................................               (5)          14,177           4,882
Accrued pension and retirement benefits...........................              (16)           3,974           3,476
Other long-term liabilities.......................................                             1,219           1,898
                                                                                            --------        --------
Total long-term liabilities.......................................                           186,847          81,672
                                                                                            --------        --------
Commitments and contingencies.....................................              (20)
Preferred Stock (Series A, par value $.01; stated value $100;
  authorized 363,128; issued 344,443; outstanding 135,096.
  Series B, par value $.01; stated value $100; issued and
  outstanding 270,000)............................................              (17)          41,157              --
                                                                                            --------        --------
Common stock ($.01 nominal value; authorized
  12,000,000; issued 5,294,489; outstanding
  3,902,498)......................................................                                39              39
Additional paid-in capital........................................                            40,708          41,654
Retained earnings (deficit).......................................                           (54,910)         28,073
Accumulated other comprehensive income (loss).....................                            (2,450)         (4,477)
                                                                                            --------        --------
Total shareholders' equity-(deficit)..............................              (18)         (16,613)         65,289
                                                                                            --------        --------
Total liabilities, preferred stock and shareholders'
  equity (deficit)................................................                          $624,162        $361,912
                                                                                            ========        ========

See accompanying notes to the consolidated financial statements.

                              MS ACQUISITION CORP.

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)


                                                                      YEAR ENDED DECEMBER 31,
                                                         -------------------------------------------------
                                                                                 Predecessor
                                                                    --------------------------------------
                                                 NOTE    1998(A)          1997                1996
                                                 ----    -------          ----                ----
                                                              (IN THOUSANDS OF U.S. DOLLARS)

           Net sales............................ (19)   $ 710,846          $ 487,898           $ 484,712
           Cost of sales........................         (646,563)          (429,414)           (424,617)
           Selling, general & admin.
             expenses...........................          (38,755)           (26,110)            (29,234)
           Research & development
             expenses...........................           (9,497)            (7,413)             (7,602)
           Other expense, net...................  (4)      (4,345)            (6,097)                618
                                                        ---------          ---------           ---------
           Operating income.....................           11,686             18,864              23,877
           Interest income......................              491                263                 458
           Interest expense.....................          (24,119)            (9,946)            (13,329)
                                                        ---------          ---------           ---------
           Pre-tax income (loss)................          (11,942)             9,181              11,006
           Income tax (provision) credit........  (5)       2,267             (1,981)                326
                                                        ---------          ---------           ---------
           Income (loss) before share in
             net income of equity
             investees, minority interests
             and discontinued operations........           (9,675)             7,200              11,332
           Share in net income of
             equity investees...................              133                 14                  56
           Minority interests...................               --                 --                 (27)
                                                        ---------          ---------           ---------
           Net income (loss) before
             discontinued operations............           (9,542)             7,214              11,361
           Discontinued
             operations, net of tax.............  (6)      (3,819)            (2,485)             (3,968)
                                                        ---------          ---------           ---------
           Net income (loss) before
             preferred dividends................          (13,361)             4,729               7,393
           Preferred stock dividend
             requirements.......................           (3,438)                --                  --
                                                        ---------          ---------           ---------
           Net income (loss) available for
             common shareholders................        $ (16,799)         $   4,729           $   7,393
                                                        =========          =========           =========
           Other comprehensive income
             (loss).............................            2,027             (7,311)             (2,936)
                                                        ---------          ---------           ---------
           Comprehensive income (loss)..........        $ (14,772)         $  (2,582)          $   4,457
                                                        =========          =========           =========



----------
(A) The statement of operations data of the Company for the year ended December 31, 1998 represent the results of SOFEDIT, as predecessor, and, from April 1, 1998, the effective date of the Combination for accounting purposes, the consolidated results of MS Acquisition.

See accompanying notes to the consolidated financial statements.

                              MS ACQUISITION CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     YEAR ENDED DECEMBER 31,
                                                                                    Predecessor
                                                                                ---------------------
                                                                 1998(A)(B)      1997          1996
                                                                 ----------     ------        -------

                                                                 (IN THOUSANDS OF U.S. DOLLARS)

      CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss) ...............................          $(13,361)     $  4,729       $  7,393
      Shares in net income in
        equity investees ..............................              (133)          (14)           (56)
      Depreciation and amortization....................            31,843        27,509         24,857
      Other non-cash charges ..........................              (102)       (2,101)          (901)
      Gain (loss) on disposal of assets................              (586)          298         (1,365)
      Changes in operating working capital  (B)........            15,066         6,331        (16,205)
                                                                 --------      --------       --------
      NET CASH PROVIDED BY
        OPERATING ACTIVITIES...........................            32,727        36,752         13,723
                                                                 --------      --------       --------
      CASH FLOWS FROM INVESTING
        ACTIVITIES:
      Additions to intangible assets...................              (463)       (1,959)          (224)
      Additions to property, plant and
        equipment......................................           (44,022)      (15,056)       (33,241)
      Proceeds from disposal of intangible
        and tangible assets............................             4,748           809         13,910
      Additions to other assets........................           (11,004)       (4,146)          (144)
      Disposal of other assets.........................                26          (631)           155
                                                                 --------      --------       --------
      NET CASH USED IN
        INVESTING ACTIVITIES...........................           (50,715)      (20,983)       (19,544)
                                                                 --------      --------       --------
      CASH FLOWS FROM FINANCING
        ACTIVITIES:
      Issuance of share capital........................                --           127             70
      Dividends paid...................................            (2,377)       (2,288)        (2,515)
      Increase in financial long-term debt.............            28,990        19,950         29,279
      Debt issuance costs                                          (1,279)           --             --
      Reimbursement of financial long-term debt........           (29,528)      (31,188)       (37,080)
      Variation in financial short-term debt...........            35,415            80          4,109
                                                                 --------      --------       --------
      NET CASH PROVIDED BY (USED IN)
        FINANCING ACTIVITIES...........................            31,221       (13,319)        (6,137)
                                                                 --------      --------       --------
      Net effect of exchange rate changes on cash......             1,233        (2,160)        (1,368)
                                                                 --------      --------       --------
      NET INCREASE (DECREASE) IN CASH
        AND MARKETABLE SECURITIES......................            14,466           290        (13,326)

(A) The statement of cash flows of the Company for the year ended December 31, 1998 represent the results of SOFEDIT, as predecessor, and, from April 1, 1998, the effective date of the Combination for accounting purposes, the consolidated results of MS Acquisition.

(B) See Notes 1, 14 and 17 for a discussion of significant non-cash items related to the Combination and the discounting of promissory notes and preferred stock.

See accompanying notes to the consolidated financial statements.

                              MS ACQUISITION CORP.

                                                                             YEAR ENDED DECEMBER 31,
                                                                                  Predecessor
                                                                           ------------------------
                                                             1998(A)         1997             1996
                                                            --------       --------         --------
                                                                  (IN THOUSANDS OF U.S. DOLLARS)
    CASH AND MARKETABLE SECURITIES AT
      BEGINNING OF YEAR.....................                  11,626         11,336           24,662
                                                            --------       --------         --------
    CASH AND MARKETABLE SECURITIES AT END
      OF YEAR...............................                $ 26,092       $ 11,626         $ 11,336
                                                            ========       ========         ========
    Cash paid during the year for
      interest..............................                $ 26,711       $ 10,232         $ 14,195
                                                            ========       ========         ========
    Cash paid (received) during the year
      for income taxes......................                $    961       $(13,513)        $  9,241
                                                            ========       ========         ========



    (B) of which:                                             1998           1997             1996
                                                            --------       --------         --------
         Trade receivables..................                $ 17,056       $ 13,066         $(39,022)
         Inventories........................                   1,574         (5,143)         (18,033)
         Tooling............................                 (21,379)            --               --
         Trade payables.....................                  20,792            (14)          37,100
         Accrued liabilities................                  (2,977)        (1,578)           3,750
                                                            --------       --------         --------
        Total                                               $ 15,066       $  6,331         $(16,205)
                                                            ========       ========         ========

                              MS ACQUISITION CORP.

      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)


                                                                                               ACCUMULATED
                                                      ADDITIONAL                                  OTHER
                                            CAPITAL    PAID-IN             RETAINED           COMPREHENSIVE      SHAREHOLDERS'
                                             STOCK     CAPITAL         EARNINGS (DEFICIT)      INCOME (LOSS)    EQUITY (DEFICIT)
                                                              (IN THOUSANDS OF U.S. DOLLARS)

        BALANCE AT DECEMBER 31, 1995...      $  39    $ 33,843                   $ 20,797        $ 5,705          $ 60,384
        Capital increase...............         --          70                         --             --                70
        Translation adjustment.........         --          --                         --         (2,936)           (2,936)
        Net income.....................         --          --                      7,393             --             7,393
        Minimum liability adjustment...         --          --                         --             65                65
        Dividends paid.................         --          --                     (2,515)            --            (2,515)
        Other..........................         --          --                        (30)            --               (30)
                                             -----    --------                   --------        -------          --------
        BALANCE AT DECEMBER 31, 1996...         39      33,913                     25,645          2,834            62,431
        Capital increase...............         --       7,741                         --             --             7,741
        Translation adjustment.........         --          --                         --         (7,311)           (7,311)
        Net income.....................         --          --                      4,729             --             4,729
        Dividends paid.................         --          --                     (2,288)            --            (2,288)
        Other..........................         --          --                        (13)            --               (13)
                                             -----    --------                   --------        -------          --------
        BALANCE AT DECEMBER 31, 1997...         39      41,654                     28,073         (4,477)           65,289
        Translation adjustment.........         --          --                         --          2,027             2,027
        Net income(loss)...............         --          --                    (13,361)            --           (13,361)
        Dividends paid to Sofedit
          shareholders.................         --          --                     (2,379)            --            (2,379)
        Stock offering costs...........         --        (950)                        --             --              (950)
        Dividends paid in connection
          with the combination.........         --          --                    (63,805)            --           (63,805)
        Preferred stock dividends......         --          --                     (3,438)            --            (3,438)
        Other..........................         --           4                         --             --                 4
                                             -----    --------                   --------        -------          --------
        BALANCE AT DECEMBER 31, 1998...      $  39    $ 40,708                   $(54,910)       $(2,450)         $(16,613)
                                             =====    ========                   ========        =======          ========



          See accompanying notes to the consolidated financial statements.

                              MS ACQUISITION CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


NOTE 1 -- DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

    MS Acquisition Corp. ("the Company") is the name of the group formed by the combination of the activities of SOFEDIT S.A. and MS Acquisition Corp.

    MS Acquisition Corp. ("MS Acquisition"), through Aetna Industries Inc. ("Aetna"), its wholly-owned subsidiary, is a leading direct supplier of high quality modules, welded subassemblies and chassis parts used as original equipment components in the North American automobile industry.

    SOFEDIT S.A., ("SOFEDIT") a direct and indirect wholly-owned subsidiary of the Company, is a leading direct supplier of welded subassemblies, body in white parts, clutch, brake and accelerator pedal modules, fuel tanks and crossmembers and chassis parts used as original equipment components by manufacturers in the European automobile industry.

    SOFEDIT was formed in 1989. Since its formation and until April 1998, a majority of SOFEDIT's outstanding capital stock was directly or indirectly owned by its founders. On April 14, 1998, a combination was completed between SOFEDIT and MS Acquisition (the "Combination"). In the Combination, SOFEDIT's former stockholders transferred the outstanding capital stock of SOFEDIT to MS Acquisition in exchange for: (i) promissory notes of MS Acquisition in the principal amount of approximately $41 million; (ii) dividends in the amount of approximately $1 million; (iii) 270,000 shares of Series B Preferred Stock ($27 million stated value) of MS Acquisition; (iv) three million shares of Common Stock of MS Acquisition representing 75% of the fully diluted outstanding Common Stock; and (v) the assumption of approximately $12 million of debt of former SOFEDIT stockholders.

    For accounting purposes, the combination of SOFEDIT and MS Acquisition was effective on April 1, 1998. The Combination has been accounted for as a reverse acquisition as the former owners of SOFEDIT owned approximately 75% of the fully diluted outstanding Common Stock of the Company immediately after the combination. Accordingly, SOFEDIT is considered to be the acquirer of MS Acquisition and predecessor to the Company for accounting purposes. As a consequence, the historical financial statements prior to April 1, 1998 are those of SOFEDIT.

    The Combination was accounted for using the purchase method. Therefore, the purchase price was allocated to the identifiable tangible and intangible assets of the acquire (MS Acquisition). The excess of the purchase price over the fair market value of MS Acquisition amounted to $60,404 and has been recorded as goodwill and is being depreciated straight line over 40 years (See Note 11). The Company's initial allocation of purchase price is based on preliminary estimates of fair value and maybe revised within one year of the Combination.

    Historical consolidated financial statements of SOFEDIT have been prepared in accordance with US GAAP and are included as the predecessor's financial statements in the accompanying financial statements. The year ended December 31, 1998 for the Company reflects the operations of MS Acquisition from April 1, 1998 and of SOFEDIT for the whole year.

    The historical equity section of SOFEDIT financial statements has been restated retroactively for each period presented to reflect the exchange ratio used in the Combination and, accordingly, SOFEDIT's historical share capital has been replaced by MS Acquisition's share capital. Per share data has been restated using MS Acquisition's number of shares after the Combination.

                              MS ACQUISITION CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)



NOTE 2 -- SUMMARY OF ACCOUNTING POLICIES

    The consolidated financial statements of the Company are prepared in accordance with generally accepted accounting principles in the United States of America.

(a) Consolidation methods

    Investments over which the Company has direct or indirect control of more than 50% of the outstanding voting shares, or over which it exercises effective control, are fully consolidated, except for some companies, not significant in aggregate, that were not consolidated for practical reasons.

    Investments in which the Company has an equity interest of 20% to 50% over which the Company exercises significant influence but not control are accounted for under the equity method.

    Sales and results of operations of consolidated subsidiaries acquired or disposed of during the year are recognized in the consolidated statements of operations from the date of acquisition, or up until the date of disposal, respectively.

    All significant intercompany transactions are eliminated.

    A list of the Company's consolidated subsidiaries and investments and the applicable method of accounting is provided in Note 3.

(b) Use of estimates

    The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of the revenues and expenses during the reporting period. Management reviews its estimates on an ongoing basis using currently available information. Changes in facts and circumstances may result in revised estimates and actual results could differ from those estimates.

(c) Revenue recognition

    Revenues from the sale of finished goods are recognized at delivery date. Certain development costs are contractually financed by the customers through an identified increase in the selling price of the corresponding finished products. Those costs are capitalized in work in process and recognized in income based on deliveries.


(d) Translation of financial statements denominated in foreign currencies

    The functional currency of the Company's subsidiaries is the applicable local currency. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the year-end rate of exchange, and their statements of operations and statements of cash flows are converted at the average rate of exchange of the period. The resulting translation adjustment is included in shareholders' equity as the "Accumulated Other Comprehensive Income".

                              MS ACQUISITION CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)



    Historical data of SOFEDIT, which had been prepared in French francs, has been translated into U.S. dollars using the same rules.

(e) Foreign currency transactions

    Gains and losses relating to foreign currency transactions not denominated in the functional currency are recorded in the consolidated statements of operations. Foreign currency transactions are translated into local currency at the rate of exchange applicable to the transaction. At year-end, foreign currency assets and liabilities to be settled are translated into local currency at the rate of exchange prevailing at that date.

(f) Financial instruments

    The Company does not use any off-balance sheet financial instruments for any purpose.

(g) Goodwill

    Goodwill represents the excess of purchase price over the fair value of the assets and liabilities acquired in a business combination. Initial estimates of fair values are finalized within a one-year allocation period. Subsequent to this period, reversals of unneeded reserves resulting from the purchase price allocation and the use of acquired, unrecognized tax loss carry-forwards are applied to goodwill. Goodwill is amortized on the straight-line basis over its estimated useful life, over a maximum 40-year period. Amortization periods of up to 40 years reflect the nature of the Company's business and the long-term relationships with its customers.

    Whenever events or changes in the market indicate a potential impairment of intangible assets and property, plant and equipment, a detailed review is carried out based on the projected undiscounted cash flows of the related businesses. Whenever such review indicates that there is impairment, the carrying amount of such assets is reduced to their projected recoverable value.

(h) Property, plant and equipment

    Property, plant and equipment is recorded at historical cost for the Company, less any provision for impairment. Depreciation is computed using the straight-line method over the following estimated useful lives:


                                                      ESTIMATED USEFUL
                                                       LIFE IN YEARS
                                                      ----------------

             Buildings and improvements........             10-30
             Machinery and equipment...........              5-15
             Tools, furniture and fixtures and
               other...........................              3-10


(i) Other investments

    Investments are recorded at the lower of historical cost or net realizable value, assessed on an individual investment basis. For long-term investments, the net realizable value is calculated using the following parameters: equity value, profitability and expected cash flows from the investment.

                              MS ACQUISITION CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


(j) Inventories

    Raw materials and supplies, industrial work in progress, and finished products are stated at the lower of cost, using the weighted average cost method (which approximates FIFO) or market value for non - U.S. locations. U.S. locations value stamping and assembly inventories at LIFO which is not materially different from FIFO at December 31, 1998. Inventory costs include direct costs and applicable manufacturing overheads.

(k) Cash and marketable securities

    Marketable securities included in cash and marketable securities are classified as available for sale and recorded at fair market value.

    Cash and marketable securities consist of cash and liquid investments with an initial maturity of less than three months.

(l) Deferred taxation

    Deferred taxes are calculated for each taxable entity for temporary differences arising between tax and financial reporting. Deferred tax liabilities are recognized for taxes payable in each future year. Deferred tax assets are recorded up to their expected recoverable amount. Deferred tax amounts are adjusted for changes in the applicable tax rate upon enactment.

    Deferred tax liabilities include non-recoverable withholding taxes payable on the portion of the current year earnings of consolidated subsidiaries or equity method investees expected to be remitted to the parent company. No provision is made for income taxes on accumulated earnings of consolidated subsidiaries or equity method investees for which no distribution is planned.

(m) Research and development and pre-production costs

    Research and development and pre-production costs are expensed as incurred.

(n) Employee benefits

    The estimated cost of providing benefits to employees is accrued during the years in which the employees render services.

    For defined contribution plans and multi-employer pension plans, expenses are recorded as incurred. For defined benefit indemnities, retirement plans, and post-retirement benefit plans, liabilities are accrued over the estimated term of service of the employee using actuarial methods. Differences caused by actuarial gains or losses arising from changes in actuarial assumptions are amortized over the residual working life of the employees.

(o) Restructuring

    Restructuring costs are accrued when management determines the need to close facilities, or to reduce or relocate the workforce and when the decision is communicated to the employees. Such costs may include estimated facility closing costs, asset impairments, and employees' severance and termination benefits.


(p) Tooling costs

    Costs incurred for certain tooling projects for which the company will receive customer recovery are capitalized and classified as tooling. Provisions for losses are provided at the time the company anticipates tooling costs will exceed anticipated customer recovery.

]                              MS ACQUISITION CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)



NOTE 3 -- CONSOLIDATED SUBSIDIARIES AND INVESTMENTS


       COMPANY                                       COUNTRY         OWNERSHIP %
       -------                                       -------         -----------
       SOFEDIT S.A.............................     France                100%
       AUBECQ S.A.S............................     France                100%
       BONIN S.A.S.............................     France                100%
       SERTE S.A.R.L...........................     France                100%
       CABRIT S.A..............................     France                100%
       LEBRANCHU PROTOTYPES S.A................     France                100%
       C.L.A. S.A.S............................     France                100%
       C.T.A.A. S.A.(1)........................     France                100%
       LAPRADE S.A.S...........................     France                100%
       LEBRANCHU LE THEIL S.A.S................     France                100%
       SAUFEDIT ASSURANCES SARL(1).............     France                 50%
       BROUILLET S.A.(1).......................     France                100%
       SOTRAMEX S.A.S..........................     France                100%
       SOFEDIT IBERICA S.A.....................     Spain                 100%
       COVENTRY PRESSWORK LTD..................     United Kingdom        100%
       LEBRANCHU UK LTD........................     United Kingdom        100%
       TOWERSTREAM LTD.........................     United Kingdom        100%
       AETNA HOLDINGS, INC.....................     United States         100%
       AETNA INDUSTRIES, INC...................     United States         100%
       AETNA EXPORT SALES CO...................     US Virgin             100%
                                                    Islands
       AETNA MANUFACTURING CANADA LTD..........     Canada                100%
       SOFEDIT POLSKA.S.P. ZO.O................     Poland                100%
       EUROPEST.S.A.R.L........................     France                100%



----------

(1) Accounted for under the equity method


NOTE 4 -- OTHER EXPENSE, NET

                                                  YEAR ENDED DECEMBER 31,
                                             1998          1997           1996
                                            -------       -------        -------
      Net gain (loss) on disposal of
        assets............................  $    --       $(2,600)       $ 1,489
      Restructuring costs.................     (890)       (2,493)            --
      Amortization of goodwill............   (1,539)         (436)          (362)
      Employee profit sharing.............   (1,580)       (1,361)        (1,278)
      Other, net..........................     (336)          793            769
                                            -------       -------        -------
      Other expenses, net.................  $(4,345)      $(6,097)       $   618
                                            =======       =======        =======

                              MS ACQUISITION CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

NOTE 5 -- FEDERAL INCOME TAX

The components of pre-tax income (loss) and federal income tax income (expense) are as follows:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                             -------------------------------------
                                                                               1998         1997             1996
                                                                             --------      -------          ------

                Pre-tax income (loss):
                  U.S.                                                       $(21,847)     $     -          $    -
                  Non-U.S.                                                      9,905        9,181           11,006
                                                                             --------      -------          -------
                Total pre-tax income (loss)                                  $(11,942)     $ 9,181           11,006
                                                                             ========      =======          =======

                Income tax income (expense):
                  Current:  U.S.                                             $  1,717      $     -          $     -
                            Non-U.S.                                           (2,447)         742            1,260
                                                                             --------      -------          -------
                                                                                 (730)         742            1,260
                                                                             --------      -------          -------
                  Deferred: U.S.                                                3,364            -                -
                            Non-US                                               (367)      (2,723)            (934)
                                                                             --------      -------          -------
                                                                                2,997       (2,723)            (934)
                                                                             --------      -------          -------
                Total income tax income (expense)                            $  2,267      $(1,981)         $   326
                                                                             ========      =======          =======



    The differences between the income tax income (expense) and the statutory income tax rate are as follows:


                                                                                  YEAR ENDED DECEMBER 31,
                                                                          --------------------------------------
                                                                            1998            1997           1996
                                                                          --------         -------       -------

      Taxes computed at the statutory rate of 35.00% for 1998, 41.67%
      for 1997 and 36.67% for 1996.....................................    $ 4,179         $(3,825)      $(4,035)
      Differences resulting from:
       Differences between U.S. and foreign tax rates..................       (657)             --            --
       Amortization of goodwill, not deductible for tax................       (590)           (181)         (133)
       Other permanent differences.....................................     (1,212)           (716)          (17)
       Variation in valuation allowance................................       (346)            (79)          319
       Deemed dividend.................................................     (1,133)             --            --
       Other taxes and tax credits.....................................      2,026           2,820         4,192
                                                                          --------         -------       -------
      Income tax income (expense)......................................   $  2,267         $(1,981)      $   326
                                                                          ========         =======       =======

    The Company consolidates most of its French operations for tax purposes. All of the U.S. entities are consolidated for U.S. income tax purposes. At December 31, 1998, there were tax net operating loss carry-forwards principally related to taxing jurisdictions in the United Kingdom and United States, which totaled approximately $2,105.



    Tax credits relate mainly to income tax reductions based on research and development expenses.

                              MS ACQUISITION CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


NOTE 5 -- INCOME TAX (CONTINUED)

    The principal deferred tax assets and liabilities included in the consolidated balance sheets are as follows:



                                                                         DECEMBER 31,
                                                                 ------------------------
                                                                   1998            1997
                                                                   ----            ----

                Employee benefits............................    $  4,255          $ 1,663
                Provisions and other expenses................       1,484            1,030
                Tax loss carry-forwards......................       2,105            1,407
                R&D and start-up costs capitalized for tax
                   purposes..................................       1,999            3,023
                Other........................................       4,826            2,702
                                                                 --------          -------
                Deferred tax assets, gross...................      14,669            9,825
                Valuation allowance..........................        (358)            (915)
                                                                 --------          -------
                Deferred tax assets, net.....................      14,311            8,910
                                                                 --------          -------
                Deferred tax on deferred expenses............      (1,456)            (350)
                Deferred income related to leasing
                   transactions..............................      (3,184)          (3,994)
                Depreciation and basis difference............      (9,544)              --
                Inventory....................................      (1,086)              --
                Other........................................      (1,851)            (538)
                                                                 --------          -------
                Deferred tax liabilities.....................     (17,121)          (4,882)
                                                                 --------          -------
                Net deferred tax asset (liability)...........    $ (2,810)         $ 4,028
                                                                 ========          =======


NOTE 6 -- DISCONTINUED OPERATIONS

    The Company discontinued two operations during 1998, both of which have been classified as discontinued operations for all the periods included in the consolidated financial statements. These businesses consisted of cooking pan production (the Company's only non-automotive component business) as well as a non-core plastic automotive components business. For the years ended December 31, 1998, 1997 and 1996, these businesses contributed net sales of $17.4 million, $13.6 million and $15.6 million, respectively, and pre-tax operating losses of $5.9 million, $2.7 million and $4.2 million, respectively. The Company has closed its cooking pan business in December 1998 and expects to complete the disposal of the plastic automotive components business during the first half of 1999. The company has accrued approximately $2 million for the disposal of the plastic automotive components business.

    The income tax charge (credit) for these operations was $(2.1) million, $0.3 million and $(0.8) million for the years ended December 31, 1998, 1997 and 1996 respectively, and are included net with discontinued operations.

NOTE 7 -- CASH AND MARKETABLE SECURITIES

                                                                 DECEMBER 31,
                                                           -----------------------
                                                            1998            1997
                                                            ----            ----
                             Cash.....................     $15,353         $10,599
                             Marketable securities ...      10,739           1,027
                                                           -------         -------
                             Total....................     $26,092         $11,626
                                                           =======         =======

    Cash and marketable securities include cash at banks and cash on hand. The fair value of the marketable securities is not materially different from their book value.

                              MS ACQUISITION CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

NOTE 8 -- TRADE RECEIVABLES, NET

    Rollforward of allowance for doubtful accounts:


                                                               1998       1997
                                                               ----       ----
                       Balance, beginning of year             $1,293     $1,186
                       Provision charged to expense              828        263
                       Deductions                                 --         --
                       Currency translation adjustments          124       (156)
                                                              ------     ------
                       Balance, end of year                   $2,245     $1,293
                                                              ======     ======

    Sale of receivables with recourse:

    The Company has sold trade receivables to financial institutions to finance part of its working capital needs. Accordingly, these receivables have been excluded from the consolidated balance sheets. The Company had $77,426 and $53,789 sold receivables outstanding at December 31, 1998 and December 31, 1997, respectively. Financial institutions have a full recourse right in case of creditor's default. The average level of financing obtained through sale of trade receivables was $73,663 and $51,175 for the years ended December 31, 1998 and December 31, 1997, respectively.

NOTE 9 -- OTHER ACCOUNTS RECEIVABLE, NET


                                                                         DECEMBER 31,
                                                                      --------------------
                                                                      1998          1997
                                                                      ----          ----

                       Income tax and other government
                          receivables.........................        $15,223      $17,750
                       Advances paid to suppliers.............          2,779        2,163
                       Prepaid expenses.......................          1,758        2,653
                       Other..................................         12,825        5,350
                                                                      -------      -------
                       Other accounts receivable..............        $32,585      $27,916
                                                                      =======      =======

    In 1990, the founding shareholders of SOFEDIT decided to grant 1,500 stock options to 23 employees of the Company. These stock options had a vesting period of five years. The exercise price was FRF 675, which was the fair market value of the options at grant date. The employees' shares resulting from the stock options, as well as all other SOFEDIT shares were exchanged for MS Acquisition common stock and other elements in April 1998 as described in Note 1. SOFEDIT has a commitment to repurchase this common stock from the employees at first request at the higher of net book value or a price used in the most recent transaction between SOFEDIT's independent stockholders. During 1998, the employees decided to sell their stock to SOFEDIT at an estimate of fair market value totaling $1.5 million. SOFEDIT made a $1.5 million advance payment to these employees in April 1998. The payment will be finalized during 1999 if the Company completes an initial sale of common stock. The $1.5 million advance is recorded on the "Other" line of the Other accounts receivable.

NOTE 10 -- INVENTORIES AND CONTRACTS IN PROCESS, NET


                                                                         DECEMBER 31,
                                                                     -----------------------
                                                                      1998           1997
                                                                      ----           ----

                     Raw materials and supplies.................     $27,131         $19,189
                     Work in progress...........................      31,976          30,214
                     Finished products..........................      18,839          16,819
                                                                     -------         -------
                       Inventories, gross.......................      77,946          66,222
                     Less valuation allowance...................      (3,383)         (2,209)
                                                                     -------         -------
                     Inventories and contracts in process, net..     $74,563         $64,013
                                                                     =======         =======

Note 11 -- PROPERTY, PLANT AND EQUIPMENT, NET





                                                                              DECEMBER 31,
                                                                             ------------
                                                                    1998                   1997
                                                                    ----                   ----
                     Land                                         $  7,540               $  4,764
                     Buildings and improvements................     93,106                 70,258
                     Machinery and equipment...................    260,962                189,709
                     Construction-in-progress..................     26,157                 14,554
                                                                  --------               --------
                          Total property,plant and equipment...    387,765                279,285
                          Less - accumulated  depreciation.....   (184,494)              (157,257)
                                                                  --------               --------
                          Net property, plant and equipment....   $203,271               $122,028
                                                                  ========               ========

                              MS ACQUISITION CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

NOTE 12 -- GOODWILL, NET


                                        NET VALUE     ADDITIONS                                  NET VALUE
                                       DECEMBER 31,   AND OTHER                   TRANSLATION   DECEMBER 31,
                                           1997        CHANGES    AMORTIZATION    ADJUSTMENTS      1998
                                       ------------   ---------   ------------    -----------   ------------
                Bonin..........           $  233       $    --      $   (11)          $ 16        $   238
                C.L.A..........            1,873            --         (298)           118          1,693
                Cabrit.........            1,752            --          (84)           122          1,790
                Aubecq.........            1,468            --          (58)           102          1,512
                Brouillet......               76            --          (78)             2             --
                Lebranchu......              562            --          (22)            39            579
                Laprade........               17            --           (1)             1             17
                CTAA...........               87            --           (3)             4             88
                Coventry.......               98            --          (12)            10             96
                MS Acquisition.(Note 1)       --        60,404       (1,050)            --         59,354
                                          ------       -------      -------           ----        -------
                Goodwill, net..           $6,166       $60,404      $(1,617)          $414        $65,367
                                          ======       =======      =======           ====        =======

NOTE 13 -- OTHER NON-CURRENT ASSETS, NET

                                                                                  DECEMBER 31,
                                                                            -----------------------
                                                                             1998             1997
                                                                            -------          ------
                Unconsolidated companies:
                Investments at cost, net of valuation provisions........    $14,159          $3,859
                Loans...................................................        207             165
                Other...................................................      7,286             237
                                                                            -------          ------
                Other non-current assets, net..........................     $21,652          $4,261
                                                                            =======          ======

    In 1997, the Company purchased 15% of Euralcom for $3,859. Euralcom is a Dutch company that specializes in aluminum parts and components for the automotive industry.

In November, 1998, the Company purchased 20% of Emarc for $8,527. Emarc is an Italian company which specializes in metal formed components for the automotive industry. The Company formed Sofedit Paricipacoes Ltda with share capital of $1,528. Sofedit Participacoes is a Brazilian assembly facility which will start operating in the first half of 1999.

                              MS ACQUISITION CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

NOTE 14 -- FINANCIAL DEBT

Financial debt consists of the following:

                                                                               DECEMBER 31,
                                                                       ---------------------------
                                                                        1998                 1997
                                                                       -------              ------

                     Senior Notes due 2006.....................      $ 85,000              $     --
                     Promissory notes..........................        40,343                    --
                     Senior Revolving Credit Facility..........        54,845                    --
                     Various term notes payable in
                        French Francs and British pounds.......        81,776                68,347
                     Term note payable.........................         5,000                    --
                     Junior subordinated debentures............         8,646                    --
                     Capitalized leases........................        33,935                35,136
                                                                     --------              --------
                     Total.....................................      $309,545              $103,483
                                                                     ========              ========
                     Of which Long-term portion................       167,477                71,416
                               Short-term portion..............       142,068                32,067

    On August 13, 1996, Aetna, a wholly owned subsidiary of MS Acquisition, issued $85,000 of 11 7/8% Senior Notes due 2006 in a private placement offering. Subsequent to this date, such Notes were registered with the Securities and Exchange Commission. The Senior Notes have been fully and unconditionally guaranteed by MS Acquisition, Aetna Holdings, and Aetna Export Sales Co. These Senior notes also have certain restrictive covenants including limitations on the following matters: (i) the incurrence of additional indebtedness, (ii) the issuance of preferred stock by subsidiaries, (iii) the creation of liens, (iv) sale and leaseback transactions, (v) restricted payments, (vi) the sale of assets and subsidiary stock, (vii) mergers and consolidations, (viii) payment restrictions affecting subsidiaries and (ix) transactions with affiliates.

    In May 1996, Aetna executed a new 5 year credit agreement ("the Senior Revolving Credit Facility") whereby it may borrow, based upon available collateral as defined in the agreement (principally inventory, tooling, and accounts receivable), up to $56,500 at either (i) a Floating Rate, defined as the greater of the Prime Rate or the sum of 1% plus the Federal Funds Rate, or
(ii) a Eurodollar Rate plus a margin agreed to by the banks. Aetna is also charged a monthly fee equal to 0.5% per annum of the daily average unused amount of the credit agreement. The interest rate at December 31, 1998 was 9.0%.

    The Amended and Restated Senior Revolving Credit Facility of October 29, 1998 contains, among other provisions, covenants relating to the ratios of (i) debt to earnings before income taxes, interest and depreciation and amortization (EBITDA) and (ii) interest expense to EBITDA. At December 31, 1998, Aetna had borrowed $54,845 under the Senior Revolving Credit Facility.

    Debt issue costs related to the issuance of the 11 7/8% Senior Notes aggregated $5,204 and are being amortized over the term of the notes. Costs associated with the new credit agreement totaled $199 and are being amortized over the five-year term.

    In August 1996, Aetna Holdings issued Junior Subordinated Debenture Notes due August 13, 2007. Such Junior Notes accrue interest at the rate of 11% per annum and interest is payable semi-annually in February and August of each year. The Company, at its option, may prepay all or a portion of the outstanding principal amount of the Junior Notes, provided that such payments are permitted under the Company's Senior Notes Indenture and Revolving Credit Facility.

    In connection with the Combination discussed in Note 1, the Company issued $40,968 of promissory notes. The promissory notes are non-interest bearing for an initial period of 12 months from the date of Combination and have been discounted by the Company at 6.1% or $2,501. The remaining unamortized discount amounted to $625 as of December 31, 1998.

    In April, 1998, Aetna entered into a line of credit with available borrowings of $5,000, subject to minimum levels of accounts receivable and inventory. As of December 31, 1998 borrowings amounted to $5,000, which are due March 1, 1999. Subsequent to year end, Aetna refinanced the line of credit to a term loan, with 8 quarterly installments of $625, commencing June 30, 2001, plus interest at 9%.

    Interest rates on substantially all European short-term debt are based on LIBOR and PIBOR for relevant European currencies. Long-term debt includes various borrowings primarily denominated in French francs and British pounds. Interest rates on long-term debt ranges from 4.6% to 10.75% depending on the currency.

    Substantially all of the Company's U.S. assets including accounts receivable, inventory, and fixed assets secure the long-term debt instruments in the U.S. As of December 31, 1998, the Company's borrowings in Europe are secured by a pledge of fixed assets totaling $57,955 and a pledge of the shares of certain subsidiaries in Europe totaling $32,140. The shares of subsidiaries pledges consist of 15,265 shares of Sofedit, 757,026 shares of Lebranchu Le Theil S.A. and 69,693 shares of Lebranchu Prototype S.A.

                              MS ACQUISITION CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

    No interest charge paid has been capitalized in any of the periods presented.

    The fair value of the Company's financial debt approximates it carrying value as of December 31, 1998 and 1997.

    As of December 31, 1998, the repayment schedule of long-term debt and capital leases are as follows:


                                              DECEMBER 31, 1998
                                     ----------------------------------------
                                     BORROWINGS       DEBTS RELATED TO LEASES
                                     ----------       -----------------------

            1999....................  $135,757                $ 6,311
            2000....................    21,815                  6,162
            2001....................    11,240                  4,417
            2002....................     9,202                  3,023
            2003....................     3,379                 10,610
            thereafter..............    94,217                  3,412
                                      --------                -------
            Total...................  $275,610                $33,935
                                      ========                =======

NOTE 15 -- OTHER PAYABLES AND ACCRUED EXPENSES

                                                                                     DECEMBER 31,
                                                                              -------------------------
                                                                                1998              1997
                                                                                ----              ----


                Payroll, sales and other taxes.....................           $30,227            $29,113
                Employee profit sharing............................             4,196              3,912
                Restructuring accrual..............................             2,741              2,430
                Accrued expenses...................................            21,563             10,489
                Other..............................................            17,286              6,905
                                                                              -------            -------
                Total other payables and accrued expenses..........           $76,013            $52,849
                                                                              =======            =======

    As part of the Company's commercial strategy, it has taken a number of restructuring measures to adapt the scale of its industrial operations to changes in the market place.

    During the year ended December 31, 1997 the Company expensed $2,493 for restructuring activities, including payments of approximately $386 associated with 12 employees and provisions for employee severance of $2,107 for 62 individuals. During 1997, only the $386 was paid, the remaining items were accrued as of December 31, 1997. During 1998, the Company recorded an additional $57 as an increase to the provision for employee severance and $2,534 for contingencies related to the discontinued operations (see Note 6). During 1998, 58 out of 62 individuals left the Company and approximately $2,096 was paid. The remaining four individuals, who are employee representatives, are expected to terminate employment within the next four months. The remaining accrual as of December 31, 1998 consists of $413 for employee termination and $2,328 related to discontinued operations. The remaining variations in the restructuring accrual are due to changes in foreign currency exchange rates.

NOTE 16 -- RETIREMENT, TERMINATION AND OTHER-RETIREMENT BENEFITS

    The Company provides various types of retirement and termination benefits to its employees. The type of benefits offered to an individual employee group is related to local legal requirements as well as the historical operating practices of the specific business unit.

    Termination benefits are generally lump-sum payments based upon an individual's years of credited service and annualized salary at retirement or termination of employment. Pension benefits are generally determined using a formula which uses the employee's years of credited service and average final earnings. Certain defined benefit pension liabilities are funded through separate pension funds.

                              MS ACQUISITION CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

Pension plan assets related to funded plans are invested mainly in equities and debt securities. Other supplemental defined benefit pension plans sponsored by the Company for certain employees are funded from the Company's assets as they become due.


                                                      December 31,
                                                    1998        1997
                                                   ------      ------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year            $ 3,754     $ 4,743
Service cost                                           457         267
Interest cost                                          341         207
Actuarial (gain) loss                                  407        (723)
Acquisition                                          1,933          --
Benefits paid                                         (133)       (156)
Change in foreign currency                             304        (584)
                                                   -------     -------
Benefit obligation at end of year                    7,063       3,754
                                                   =======     =======
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year         554         634
Actual return on plan assets                            26          31
Acquisition                                          2,164          --
Employer contribution                                  204          --
Benefits  paid                                         (87)        (31)
Change in foreign currency                              40         (80)
                                                   -------     -------
Fair value of plan assets at end of year             2,901         554
                                                   =======     =======

Funded status                                       (4,162)     (3,200)
Unrecognized net transition amount                     306         334
Unrecognized net actuarial (gain) loss                 180        (610)
                                                   -------     -------
Accrued benefit cost                               $(3,676)    $(3,476)
                                                   =======     =======
ASSUMPTIONS AT END OF YEAR
Discount rate                                     5% - 6.5%          7%
Expected return on plan assets                    5% - 9.5%          7%
Rate of compensation increase                          1.5%          4%

COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                       $   457     $   267
Interest cost                                          341         207
Expected return on plan assets                        (179)        (34)
Recognized net actuarial gain                          (68)        (72)
Amortization of prior service cost                      58          58
                                                   -------     -------
Net periodic benefit cost                          $   609     $   426
                                                   =======     =======

                              MS ACQUISITION CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)



MULTI-EMPLOYER PLANS

    Certain employees of the Company participate on a co-mingled basis with other (non-group) companies in defined benefit pension plans. Such co-mingled plans are known as multi-employer pension plans. Pension expense for multi-employer pension plans is recorded based upon the agreed funding requirements, and was $3,567, $3,267 and $3,468 for the years ended
December 31 1998, 1997 and 1996, respectively.

DEFINED CONTRIBUTION PLANS

    The Company also maintains a 401(k) plan for all eligible nonunion employees, and a 401(k) plan for certain union employees not covered by the defined benefit plans above. For the year ended December 31, 1998, the Company incurred $152 of expense related to the 401(k) plans.

NOTE 17 -- PREFERRED STOCK

    The authorized preferred stock, which has been issued by MS Acquisition, is composed of:

    -- 293,123 authorized shares of Series A Preferred Stock of which 142,424 are outstanding, 198,292 are held by a wholly-owned subsidiary, Aetna Holdings. Each share of Series A Preferred Stock has a stated value of $100 per share. Dividends accrue on each share at a rate per annum equal to 11% of the stated value thereof and are payable, when declared by the Board of Directors and to the extent funds are legally available, semi-annually in February and August.

    -- 270,000 shares of Series B Preferred Stock, issued in connection with the Combination, all of which are outstanding at December 31, 1998. Each share has a stated value of $100 per share. No dividends accrue during the first 12 months following the issuance. The Series B Preferred Stock was discounted in recording the Combination at a rate per annum equal to 11% or $2,970. The Series B Preferred Stock are recorded net of the remaining discount of $743 as of December 31, 1998.

    Each Preferred share is entitled to liquidation preference over all other classes of capital stock. Series A Preferred Stock is non-voting and is redeemable by both the Company and the holder under certain circumstances.

\

                              MS ACQUISITION CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

NOTE 18 -- SHAREHOLDERS' EQUITY

    At December 31, 1996, SOFEDIT had 7,402 convertible bonds outstanding, each allowing the subscription of one share. All were exercised during the second half of 1997.

    Under French law, the net profits, if any, related to the French legal entities are allocated at a rate of 5% each year to a legal reserve (restricted retained earnings) until the legal reserve is equal to 10% of the nominal share capital of each entity. The legal reserve can be distributed only upon liquidation of the entity. At December 31, 1998, the aggregate legal reserve of such French legal entities was $167.

    As described in Note 1, for accounting purposes, the combination of SOFEDIT and MS Acquisition was effective on April 1, 1998. As a result of this combination, the Company's capital stock and shareholders' equity accounts were substantially affected. The Combination was accounted for as a reverse acquisition, and accordingly, SOFEDIT is considered to be the acquirer of MS Acquisition.

    As required under reverse acquisition accounting, except for the 3,899,998 outstanding shares of Common Stock of MS Acquisition, the capital structure of the acquirer is carried over and becomes the historical basis of accounting.

    Additionally, the historical equity section of SOFEDIT financial statements has been restated retroactively for each of the periods presented to reflect the exchange ratio used in the Combination and, accordingly, SOFEDIT's historical share capital has been replaced by MS Acquisition's share capital.


NOTE 19 -- SEGMENT INFORMATION

     The Company operates in one line of business, the design and manufacture of highly engineered metal-formed components, complex modules and mechanical assemblies for automotive OEM's in Europe and North America.

     The Company manages the business under two segments, Europe and North America. The accounting policy of the reportable segments are the same as those described in the summary of significant accounting policy. The Company evaluates performance based on earnings before interest, income taxes, net income of equity investees, minority interests and discontinued operations
(EBIT).


                         December 31, 1998                  December 31, 1997              December 31, 1996
                         -----------------                  -----------------              -----------------
OPERATING           Europe   North      Total         Europe    North     Total         Europe     North    Total
SEGMENTS                    America                            America                            America
-------------------------------------------------------------------------------------------------------------------

Revenues           $542,037  $168,809  $710,846      $487,898       -    $487,898       $484,712     -     $484,712
EBIT                 19,255    (7,569)   11,686        18,864       -      18,864         23,877     -       23,877
Depreciation and
  amortization       23,405     8,438    31,843        27,509       -      27,509         24,857     -       24,857
Total assets        408,915   215,249   624,164       361,912       -     361,912        408,523     -      408,523



     The following tables present financial information at and for the years ended December 31 by geographic area:


GEOGRAPHIC SEGMENTS           1998           1997           1996
--------------------------------------------------------------------
Revenues
     France                   $464,372       $430,596       $433,619
     United States             161,541             --             --
     United Kingdom             70,798         57,060         51,093
     Other                      14,135            242             --
                              --------       --------       --------
Total revenues                $710,846       $487,898       $484,712
                              ========       ========       ========

Long-Lived Assets
     France                   $116,825       $116,845       $134,192
     United States             132,916             --             --
     United Kingdom             11,583         10,965          9,305
     Other                       7,314            384             --
                              --------       --------       --------
Total long-lived assets       $268,638       $128,194       $143,497
                              ========       ========       ========

                              MS ACQUISITION CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


NOTE 20-- COMMITMENTS AND CONTINGENCIES

(a) Commitments

    In November 1998, the Company entered into a firm commitment to purchase 10% of Emarc capital for a fixed price of $4,135 in November 1999.

(b) Contingencies

    Litigation: The Company is the defendant in several legal proceedings incidental to the normal conduct of its business. The Company believes that the outcome of these proceedings will not have a material effect on its consolidated financial position or results of operations.

    Environmental: The Company's operations are subject to numerous environmental regulations in each of the jurisdictions in which it operates, including local, national and international laws and regulations for the protection of the environment relating to the handling, transport, disposal and emission of hazardous materials. Compliance with environmental regulations has not had a material effect on the Company's consolidated financial position or results of operations.

(c) Credit risk

    The Company has sales mainly with large international car and equipment manufacturers. Management believes the risk of counter-party failure from these customers, which would have a material impact on the company's operations and financial position, is remote due to the high credit rating of the counter-parties.

                              MS ACQUISITION CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


(d) Operating leases

    The Company leases certain production facilities and machinery and equipment under non-cancellable operating leases. Future minimum rental payments due under operating leases are: 1999 - $1,445, 2000 - $856, 2001 - $662, 2002 - $653, 2003
- $435, thereafter - $29. Rent expense under these lease agreements aggregated $2,869 during 1998.

NOTE 21 -- RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 established accounting and reporting standards for hedging activities. This statement will become effective for quarters beginning after June 15, 1999. This statement is not expected to have any effect on the Company's financial position or results of operations.

    In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5 ("SOP" 98-5),"Reporting on the Costs of Start-up Activities". This statement prescribes accounting treatment for start-up activities and is effective for fiscal years beginning after December 15, 1998. This statement is not expected to have a material effect on the Company's financial position or results of operations.

NOTE 22 -- PRO FORMA FINANCIAL INFORMATION (unaudited)

    The pro forma summarized consolidated statements of operations for the year ended December 31, 1997 gives pro forma effect to the Combination described in
Note 1, as if it had occurred on January 1, 1997. The pro forma consolidated statements of operations for the year ended December 31, 1998 gives pro forma effect to the Combination described in Note 1, as if it had occurred on January 1, 1998. The pro forma presentation does not purport to present the actual results that would have been achieved had the Combination taken place at the beginning of each period presented.

    Earnings per share have been calculated as described in Note 1.


                 SUMMARIZED PRO FORMA STATEMENTS OF OPERATIONS

                                                               YEAR ENDED
                                                              DECEMBER 31
                                                       --------------------------
                                                          1998             1997
                                                          ----             ----
                                                                (UNAUDITED)
            Net sales.............................      $ 763,931        $693,639
            Cost of sales.........................       (691,750)       (611,478)
            Selling, general and administrative
               expenses...........................        (42,283)        (42,925)
            Research and development expenses.....         (9,497)         (7,413)
            Other income (expenses)...............         (5,493)         (7,611)
                                                        ---------        --------
            Operating income......................         14,908          24,212
            Net interest expense..................        (27,511)        (24,113)
                                                        ---------        --------
            Pre-tax income (loss).................        (12,603)             99
            Net income (loss) before discontinued
               operations and preferred stock
               dividend...........................        (10,103)            905
            Preferred stock dividend requirement..         (4,585)         (4,585)
            Net loss..............................        (18,374)         (6,151)


NOTE 23 - COMBINING FINANCIAL INFORMATION OF MS ACQUISITION

          CONSOLIDATED STATEMENT OF OPERATIONS FOR TWELVE MONTHS
          ENDED DECEMBER 31, 1998

                                                      Aetna              MS
                                      Aetna          Holdings        Acquisition          Sofedit        Eliminations        Total
                                      -----          --------        -----------          -------        ------------        -----

Net sales                       $    168,809      $          -       $          -     $   542,037      $           -     $  710,846
Cost of sales                        159,770                                1,811         484,982                           646,563
Selling, general and
  administrative expenses             13,150                                  597          25,008                            38,755
Research and development
  expenses                               -                                                  9,497                             9,497
Other non-recurring
  expenses                               601                                  449           3,295                             4,345
                                ------------      ------------       ------------     -----------      -------------     ----------
Operating income (loss)               (4,712)             -                (2,857)         19,255                  -         11,686
Net interest expense                  10,835              933               2,510           9,350                            23,628
                                ------------      ------------       ------------     -----------      -------------     ----------
Income (loss) before income
  taxes                              (15,547)            (933)             (5,367)          9,905                  -        (11,942)
Income tax provision (credit)         (4,134)            (317)               (630)          2,814                            (2,267)
                                ------------      ------------       ------------     -----------      -------------     ----------
Income (loss) before share in
  net income of equity
  investees and discontinued
  operations                    $    (11,413)     $      (616)       $     (4,737)    $     7,091      $           -     $   (9,675)
                                ============      ===========        ============     ===========      =============     ==========
Share in net income
  of equity investees                                                                         133                               133
                                ------------      -----------        ------------     -----------      -------------     ----------

Net income (loss) before
  discontinued operations            (11,413)            (616)             (4,737)          7,224                  -         (9,542)

Discontinued operations, net
  of tax                                                                                   (3,819)                           (3,819)
                                ------------      -----------        ------------     -----------      -------------     ----------

Net income (loss) before
  preferred dividends                (11,413)            (616)             (4,737)          3,405                  -        (13,361)

Preferred stock dividend
  requirements                        (3,438)               -                   -               -                  -         (3,438)
                                ------------      -----------        ------------     -----------      -------------     ----------

Net income (loss) available
  for common shareholders       $    (14,851)     $      (616)       $     (4,737)    $     3,405      $          -      $  (16,799)
                                ============      ===========        ============     ===========      =============     ==========


NOTE 23 - COMBINING FINANCIAL INFORMATION OF MS ACQUISITION (continued)

          BALANCE SHEET AS OF DECEMBER 31, 1998

                                                      Aetna              MS
                                      Aetna          Holdings        Acquisition          Sofedit        Eliminations        Total
                                      -----          --------        -----------          -------        ------------        -----
Total current assets             $     91,132      $      319      $         790       $  260,650      $     (20,336)     $ 332,555
Property, plant, and
  equipment, net                       71,922                              6,734          124,615                           203,271
Other long-term assets                 29,889           7,845            134,519           23,650           (107,567)        88,336
                                     --------           -----            -------          -------           --------        -------

Total Assets                          192,943           8,164            142,043          408,915           (127,903)       624,162
                                     ========           =====            =======          =======           ========        =======

Total current liabilities             116,490             (15)            45,735          258,469             (7,908)       412,771
Long-term debt                         88,125           8,646             11,964           70,774            (12,032)       167,477
Deferred income taxes and
  other long-term liabilities           5,498                              3,478           10,394                            19,370
Redeemable preferred stock
  Series A                                                                14,900                                             14,900
  Series B                                                                26,257                                             26,257
Class A, common stock -
  $.01 par value,
  12,000,000 shares
  authorized, 3,902,498
  shares issued and
  outstanding                                                                 39                                                 39
Additional paid-in capital              9,024                             32,657                                (973)        40,708
Retained earnings                                         -
  (accumulated deficit)               (25,950)           (467)             7,013           67,107           (102,613)       (54,910)
Cumulative translation
  adjustment                             (244)                               -              2,171             (4,377)        (2,450)
                                     --------            ----            -------          -------           --------        -------
Total shareholders
  equity (deficit)                    (17,170)           (467)            39,709           69,278           (107,963)       (16,613)
                                     --------            ----            -------          -------           --------        -------
Total Liabilities
  and Shareholders Equity
  (Deficit)                      $    192,943      $    8,164      $     142,043       $  408,915      $    (127,903)     $ 624,162
                                     ========           =====            =======          =======           ========        =======


COMBINING FINANCIAL INFORMATION OF MS ACQUISITION (CONTINUED)

CONSOLIDATED STATEMENT OF CASH FLOWS FOR TWELVE MONTHS ENDED DECEMBER 31, 1998


                                                             Aetna            MS
                                              Aetna         Holdings      Acquisition      Sofedit     Eliminations       Total
                                              -----         --------      -----------      -------     ------------       -----


CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash provided by operating
  activities                             $    (13,748)    $      -      $         -     $   46,475     $         -     $     32,727

CASH FLOWS FROM INVESTING ACTIVITIES
  Net cash used for investing
  activities                                  (24,471)                                     (26,244)                         (50,715)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net cash provided by financing               39,761                                       (8,540)                          31,221

  Net effect of exchange rates                   (357)                                       1,590                            1,233
                                         ------------     --------      -----------     ----------     -----------     ------------
  Net increase in cash                          1,185            -                -         13,281               -           14,466
  Cash - beginning of year                        -                                         11,626                           11,626
                                         ------------     --------      -----------     ----------     -----------     ------------
  Cash - end of period                   $      1,185     $      -      $         -     $   24,907     $         -     $     26,092
                                         ============     ========      ===========     ==========     ===========     ============


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Aetna Industries, Inc.

We have audited the accompanying consolidated balance sheet of Aetna Industries, Inc. and its subsidiaries as of December 31, 1998 and the related consolidated statements of operations, comprehensive income (loss) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted out audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aetna Industries, Inc. and its subsidiaries as of December 31, 1998 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP

Detroit, Michigan,
February 25, 1999.

                    REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Shareholders of
Aetna Industries, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of Aetna Industries, Inc. and its subsidiaries at December 28, 1997 and the results of their operations, comprehensive income (loss) and cash flows for each of the two years in the period ended December 28, 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

We have not audited the consolidated financial statements of Aetna Industries, Inc. and its subsidiaries for any period subsequent to December 28, 1997.

/s/ PricewaterhouseCoopers LLP


Bloomfield Hills, Michigan
February 6, 1998

                             AETNA INDUSTRIES, INC.
                         (A WHOLLY -OWNED SUBSIDIARY OF
                              MS ACQUISITION CORP.)



                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)





                                                                              DECEMBER 31,      DECEMBER 28,
      ASSETS                                                       NOTE          1998              1997
                                                                   ----          ----              ----
      Current assets
          Cash                                                                 $  1,185          $     23
          Accounts receivable (less allowance for
           doubtful accounts of $411 and $359, respectively)    (2, 11)          38,793            40,665
          Inventories                                            (2, 3)           7,040             7,276
          Tooling                                                                40,724            11,410
          Prepaid expenses, including income taxes               (2, 8)           2,798               446
          Deferred income taxes                                    (8)              592             1,215
                                                                               --------          --------
              Total current assets                                               91,132            61,035
                                                                               --------          --------


      Property, plant and equipment                                (2)
          Land                                                                    2,405             2,405
          Buildings and improvements                                             25,329            13,556
          Machinery and equipment                                                84,810            66,765
          Construction-in-progress                                                8,092            10,211
                                                                               --------          --------
              Total property, plant and equipment                               120,636            92,937
              Less - accumulated depreciation                                   (48,714)          (41,365)
                                                                               --------          --------
              Net property, plant and equipment                                  71,922            51,572
                                                                               --------          --------

      Other assets
          Deferred costs and other assets                         (10)            5,717             5,489
          Goodwill, net                                            (2)           24,172            24,973
                                                                               --------          --------
                Total other assets                                               29,889            30,462
                                                                               --------          --------

      Total Assets                                                             $192,943          $143,069
                                                                               ========          ========



See accompanying notes to the consolidated financial statements.

                             AETNA INDUSTRIES, INC.
                         (A WHOLLY -OWNED SUBSIDIARY OF
                              MS ACQUISITION CORP.)


                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                               DECEMBER 31,     DECEMBER 28,
      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               NOTE            1998             1997
                                                                   ----            ----             ----
      Current liabilities
         Accounts payable                                                        $ 48,874        $ 33,485
         Accrued expenses                                           (4)            10,896           9,508
         Current portion of long term debt and short term debt     (10)            56,720          13,530
                                                                                 --------        --------
         Total current liabilities                                                116,490          56,523
                                                                                 --------        --------
      Long-term debt, less current portion                         (10)            88,125          85,000
                                                                                 --------        --------
      Deferred income taxes                                       (2, 8)            5,498           7,432
                                                                                 --------        --------
      Commitments and contingencies                               (5, 9)

      Stockholders' equity (deficit)
        Common stock - $.01 par value; 1,000 shares issued and      (6)
          outstanding                                                                  --              --
        Contributed capital                                                         9,024           9,024
        Accumulated deficit                                                       (25,950)        (14,910)
        Accumulated other comprehensive income (loss)                                (244)             --
                                                                                 --------        --------
      Total stockholders' equity (deficit)                                        (17,170)         (5,886)
                                                                                 --------        --------

      Total Liabilities and Stockholders' Equity (Deficit)                       $192,943        $143,069
                                                                                 ========        ========


See accompanying notes to the consolidated financial statements.

                             AETNA INDUSTRIES, INC.
                         (A WHOLLY -OWNED SUBSIDIARY OF
                              MS ACQUISITION CORP.)


      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                             (DOLLARS IN THOUSANDS)

                                                                                     YEAR ENDED
                                                                   -----------------------------------------------
                                                                   DECEMBER 31,     DECEMBER 28,      DECEMBER 29,
                                                      NOTE             1998             1997             1996
                                                      ----             ----             ----             ----
Net sales                                                           $ 221,894         $205,741          $211,462
Cost of sales                                                         204,782          181,336           180,998
Selling, general and administrative expenses                           18,202           17,602            15,644
                                                                    ---------         --------          --------
Operating income(loss)                                                 (1,090)           6,803            14,820
Interest expense, net                                                  13,918           10,263             9,022
                                                                    ---------         --------          --------
Income (loss) before income tax provision
  (credit) and extraordinary item
                                                                      (15,008)          (3,460)            5,798
Income tax provision (credit)                          (8)             (3,968)          (1,099)            2,105
                                                                    ---------         --------          --------
Income (loss) before extraordinary item                               (11,040)          (2,361)            3,693
Extraordinary item (net of income taxes of $594)       (1)                 --               --            (1,153)
                                                                    ---------         --------          --------

  Net income (loss)                                                 $ (11,040)        $ (2,361)         $  2,540
                                                                    =========         ========          ========

Other comprehensive income (loss):
  Foreign currency translation adjustments                               (244)              --                --
                                                                    ---------         --------          --------
Comprehensive income (loss)                                         $ (11,284)        $ (2,361)         $  2,540
                                                                    =========         ========          ========



See accompanying notes to the consolidated financial statements.

                             AETNA INDUSTRIES, INC.
                         (A WHOLLY -OWNED SUBSIDIARY OF
                              MS ACQUISITION CORP.)


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                 YEAR ENDED
                                                                      ----------------------------------------
                                                                      DECEMBER 31,  DECEMBER 28,  DECEMBER 29,
                                                                          1998          1997         1996
                                                                      ------------  ------------  ------------
      CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                                                 $(11,040)     $ (2,361)     $  2,540
      Adjustments to reconcile net income (loss) to net cash
       provided by (used for) operating activities -
        Depreciation and amortization                                      9,384         9,917         7,965
        Loss on disposal of property, plant and equipment                    183            --            --
        Deferred income taxes                                             (1,311)         (705)         (588)
        Changes in assets and liabilities:
          Accounts receivable                                              1,929        (7,912)       (4,231)
          Inventories                                                        245         1,480           (97)
          Tooling                                                        (29,301)       (9,818)        1,066
          Prepaid expenses                                                (2,345)         (739)         (149)
          Accounts payable                                                15,302         8,527        (6,608)
          Accrued expenses                                                 1,386        (2,596)        1,995
                                                                        --------      --------      --------
            NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES         (15,568)       (4,207)        1,893
                                                                        --------      --------      --------
      CASH FLOWS FROM INVESTING ACTIVITIES
      Additions to property, plant and equipment                         (27,949)      (10,725)       (7,023)
      Disposals of property, plant and equipment                              --            79           493
      Other, net                                                              --            43            83
                                                                        --------      --------      --------
            NET CASH USED FOR INVESTING ACTIVITIES                       (27,949)      (10,603)       (6,447)
                                                                        --------      --------      --------
      CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issuance of debt                                       5,000            --        85,000
      Dividends paid                                                          --        (2,385)      (11,082)
      Debt issuance costs                                                 (1,279)         (323)       (5,403)
      Principal payments on long-term debt                                    --            --       (49,192)
      Net change in line of credit                                        41,315        13,530       (11,049)
                                                                        --------      --------      --------
            NET CASH PROVIDED BY FINANCING ACTIVITIES                     45,036        10,822         8,274
                                                                        --------      --------      --------
      Net effect of exchange rate changes on cash                           (357)           --            --
                                                                        --------      --------      --------
      Net increase (decrease) in cash                                      1,162        (3,988)        3,720
      Cash - beginning of year                                                23         4,011           291
                                                                        --------      --------      --------
      Cash - end of year                                                $  1,185      $     23      $  4,011
                                                                        ========      ========      ========

      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Cash paid during the year for interest                            $ 13,881      $ 12,037      $ 19,475
                                                                        ========      ========      ========

      Cash paid during the year for income taxes                        $    125      $  1,209      $  1,959
                                                                        ========      ========      ========


See accompanying notes to the consolidated financial statements.

                             AETNA INDUSTRIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1.    ORGANIZATION AND BASIS OF PRESENTATION

      Aetna Industries, Inc. ("Aetna" or the "Company") is a wholly-owned indirect subsidiary of MS Acquisition Corp. ("MS Acquisition") and is a wholly-owned direct subsidiary of Aetna Holdings, Inc. ("Aetna Holdings") and has two wholly-owned subsidiaries Aetna Export Sales Corp. ("Export") and Aetna Manufacturing Canada Ltd. ("Aetna Manufacturing"). MS Acquisition is a holding company and does not have any significant operations, other than its investments in its subsidiaries assets or liabilities, other than preferred stock, junior subordinated debentures and accruals resulting from the transactions described below and the Combination.

      On April 14, 1998, a combination was completed between SOFEDIT and MS Acquisition (the "Combination"). In the Combination, SOFEDIT's former stockholders transferred the outstanding capital stock of SOFEDIT to MS Acquisition in exchange for: (i) promissory notes of MS Acquisition in the principal amount of approximately $41 million; (ii) dividends in the amount of approximately $1 million; (iii) 270,000 shares of Series B Preferred Stock ($27 million stated value) of MS Acquisition; (iv three million shares of Common Stock representing 75% of the fully diluted outstanding Common Stock; and (v) the assumption of approximately $12 million of debt of former SOFEDIT stockholders.

      TRANSACTIONS
      On August 13, 1996, MS Acquisition completed a recapitalization. MS Acquisition amended its charter to provide for the reclassification of its capital stock into two new classes of common stock (voting and non-voting) (together, New Common) and two new classes of preferred stock (together New Preferred). Existing MS Acquisition stockholders exchanged their existing MS Acquisition shares, pro rata, for New Preferred and New Common. Citicorp Venture Capital, Ltd. and related parties purchased shares of New Common and New Preferred for $10,000 in cash from the existing MS Acquisition stockholders. MS Acquisition formed Aetna Holdings and contributed to Aetna Holdings all of the capital stock of the Company. Aetna Holdings then purchased from existing stockholders approximately 61% of their existing MS Acquisition stock in exchange for (i) $11,082 in cash (Holdings consideration) and (ii) $8,731 in principal amount of 11.0% junior subordinated debentures of Aetna Holdings due in 2007. The former stockholders retained (i) $2.36 million in stated value of New Preferred and (ii) shares of New Common representing 20.6% of the New Common on a fully-diluted basis.

      In addition, on August 13, 1996, Aetna issued $85,000 of 11-7/8% Senior Notes due 2006 (the Notes) in a private placement. Subsequent to this date, such Notes were registered with the Securities and exchange Commission. The Notes have been fully and unconditionally guaranteed by MS Acquisition, Aetna Holdings and Export, on a joint and several basis. The proceeds of this issuance were used (i) to repay all of the outstanding indebtedness, accrued interest and prepayment penalties of Aetna, (ii) to fund the $11,082 cash component of the Holdings consideration, (iii) to pay approximately $651 to terminate certain outstanding employee options,
      (iv) to pay fees and expenses of approximately $5,000 in connection with the transactions, (v) to pay approximately $570 of bonuses and accrued compensation to certain directors and officers of Aetna, (vi) to pay $250 in accrued management fees and (vii) for general corporate purposes.

      The prepayment penalty relating to Aetna's subordinated debt, which aggregated $1,153 (net of $594 of taxes), has been shown as an extraordinary item in the statement of operations.

                             AETNA INDUSTRIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


2.    SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

      FISCAL YEAR
      The Company's fiscal year ended on the Sunday closest to December 31 in 1997 and 1996. Fiscal years 1997 and 1996 consisted of 52 weeks and ended December 28, 1997 and December 29, 1996, respectively. In 1998, the Company changed its fiscal year-end to December 31.

      DESCRIPTION OF OPERATIONS AND MAJOR CUSTOMERS
      The Company's primary business operations are the manufacture of automotive stampings and assemblies used as original equipment components by North American automotive manufacturers in the production of sport utility vehicles, mini-vans, other light trucks and passenger cars.

      The Company's financial condition and results of operations depend significantly on two major automotive manufacturers, DaimlerChrysler (DaimlerChrysler) and General Motors Corporation (GM). Following is a summary of net production sales to such key customers, as a percentage of net production sales:


                                          1998       1997      1996
                                          ----       ----      ----

                   DaimlerChrysler         55%        66%       61%
                   GM                      17%        25%       33%
                   Other                   28%         9%        6%
                                          ---        ---       ---

                                          100%       100%      100%
                                          ===        ===       ===

      PRINCIPLES OF CONSOLIDATION
      The consolidated financial statements include the accounts of the Company, a subsidiary in Canada (Manufacturing) and a foreign sales corporation (Export), each of which is a wholly-owned subsidiary of Aetna. All significant intercompany transactions and account balances have been eliminated in consolidation. In addition, management of the Company has determined that the separate financial statements and other disclosures relative to Aetna Holdings are not material to investors and accordingly, have not presented such information.

      USE OF ESTIMATES
      The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management reviews its estimates on an ongoing basis using currently available information. Changes in facts and circumstances may result in revised estimates and actual results could differ from those estimates.

      CASH AND CASH EQUIVALENTS
      The Company considers cash on hand, deposits in banks and short-term marketable securities with original maturities of 90 days or less as cash and cash equivalents for the purpose of the statement of cash flows.

                             AETNA INDUSTRIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


2.    SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      FINANCIAL INSTRUMENTS
      The Company records all financial instruments, including accounts receivable and accounts payable, at cost, which approximates market value.

      REVENUE RECOGNITION
      Revenue from sales and the corresponding accounts receivable are recorded upon shipment of product to the customer.

      INVENTORIES
      Inventories of stampings and assemblies are valued at the lower of cost, determined by the last-in, first-out (LIFO) method, or market. Inventories of purchased parts and purchased labor are valued at the lower of cost, as determined by the first-in, first-out (FIFO) method, or market.

      TOOLING COSTS
      Costs incurred for certain tooling projects for which the company will receive customer recovery are capitalized and classified as tooling. Provisions for losses are provided at the time the company anticipates tooling costs will exceed anticipated customer recovery.

      PROPERTY, PLANT AND EQUIPMENT
      Property, plant and equipment is stated at cost, less any impairment loss. The Company provides for depreciation principally using the straight-line method over the following estimated useful lives:

                                                       YEARS

      Buildings and improvements                      20 - 30
      Machinery and equipment                          5 - 15

      Upon retirement or disposal, the asset cost and related accumulated depreciation is removed from the accounts and the net amount, less proceeds, is charged or credited to income. Expenditures for renewals and betterments are capitalized. Expenditures for maintenance and repairs are charged against income as incurred.

      GOODWILL
      Goodwill is being amortized over forty years using the straight-line method. Accumulated amortization aggregated $7,878 and $7,077 at December 31, 1998 and December 28, 1997, respectively. Whenever events or changes in the market indicate a potential impairment of intangible assets and property, plant and equipment, a detailed review is carried out based on the projected undiscounted cash flows of the related businesses. Whenever such review indicates that there is impairment, the carrying amount of such assets is reduced to their projected recoverable value.

      INCOME TAXES
      Deferred tax assets and liabilities are provided for the expected future tax consequence of temporary differences between the carrying amounts and the tax basis of the Company's assets and liabilities.

                             AETNA INDUSTRIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


3.    INVENTORIES

      Inventories are comprised of the following:

                                                                      DECEMBER 31,     DECEMBER 28,
                                                                          1998            1997
                                                                          ----            ----
      Inventories valued at LIFO
        Raw materials                                                    $  881          $  483
        Work-in-process                                                   2,333           3,134
        Finished goods                                                    1,670           1,500
                                                                         ------          ------
                                                                          4,884           5,117
        LIFO reserve                                                       (200)           (200)
                                                                         ------          ------
                                                                          4,684           4,917
                                                                         ------          ------
      Inventories valued at FIFO
        Purchased parts and purchased labor                               2,356           2,359
                                                                         ------          ------

      Total inventories                                                  $7,040          $7,276
                                                                         ======          ======


4.    ACCRUED EXPENSES

      Accrued expenses are comprised of the following:


                                                                      DECEMBER 31,     DECEMBER 28,
                                                                          1998            1997
                                                                          ----            ----
      Accrued workers' compensation expense                             $ 3,829          $3,770
      Accrued interest                                                    2,662           2,578
      Taxes other than income                                               694           1,809
      Other                                                               3,711           1,351
                                                                        -------          ------

      Total accrued expenses                                            $10,896          $9,508
                                                                        =======          ======

5.    RELATED PARTY TRANSACTIONS

      The Company leases certain real property from a stockholder at less than fair market value rates under lease agreements expiring in 2006. Approximately $2,425, which represents the present value at the date of acquisition of the favorable lease terms using a 13.0% interest rate, has been recorded as property, plant and equipment and is being amortized on a straight-line basis over the lease terms. Rent expense under these lease agreements aggregated $1,114, $1,061 and $1,013 during 1998, 1997 and 1996, respectively. Future minimum rental payments due under these lease agreements are as follows:

                             AETNA INDUSTRIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


5.    RELATED PARTY TRANSACTIONS (CONTINUED)


       YEAR ENDING
       1999                           $1,170
       2000                            1,163
       2001                            1,085
       2002                            1,139
       2003                            1,196
       Thereafter                      3,959
                                      ------

                                      $9,712
                                      ======

      During 1996, the Company incurred $154 of management fees. Such fees were eliminated in connection with the recapitalization of the Company's parent, MS Acquisition, discussed in Note 1.

6.    STOCKHOLDERS' EQUITY (DEFICIT)

      The changes in stockholders' equity (deficit) were as follows:

                                                                                        ACCUMULATED        TOTAL
                                                                                           OTHER        STOCKHOLDERS'
                                                    CONTRIBUTED       ACCUMULATED      COMPREHENSIVE      EQUITY
                                                       CAPITAL          DEFICIT         INCOME (LOSS)    (DEFICIT)

    Balance at December 31, 1995                       $9,024           ($1,622)           $  --          $  7,402
    Net income                                           --               2,540               --             2,540
    Dividends paid to MS Acquisition                     --             (11,082)              --           (11,082)
                                                       ------          --------            -----          --------
    Balance at December 29, 1996                        9,024           (10,164)              --            (1,140)
    Net loss                                             --              (2,361)              --            (2,361)
    Dividends paid to Aetna Holdings                     --              (2,385)              --            (2,385)
                                                       ------          --------            -----          --------
    Balance at December 28, 1997                        9,024           (14,910)              --            (5,886)
    Net loss                                             --             (11,040)              --           (11,040)
    Cumulative translation adjustments                   --                --               (244)             (244)
                                                       ------          --------            -----          --------
    Balance at December 31, 1998                       $9,024          ($25,950)           $(244)         ($17,170)
                                                       ======         =========            =====          ========



In 1996, Aetna Holdings issued $9,229 of junior subordinated debentures and unfunded contractual obligations to certain former option holders. To the extent cash interest and pre-payments of such debentures are permitted under the Company's 11-7/8% Senior Notes Indenture and the revolving credit facility, Aetna may pay dividends to Aetna Holdings to fund such payments. Aetna made principal payments on these debentures and obligations of $1,440 in 1997 and interest payments totaling $945. The Company is prohibited from making distributions to either Aetna Holdings or MS Acquisition if (i) it is in default under its Note Indenture, (ii) the total of the distributions would exceed 50% of the cumulative net income (or if there is a cumulative net loss, minus 100% of the cumulative net loss) that the Company earned subsequent to the issuance of the 11-7/8% Senior Notes (August 13, 1996), adjusted for the sale of any capital stock and under certain circumstances.

                             AETNA INDUSTRIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

7.    EMPLOYEE BENEFIT PLANS

      The Company has four defined benefit pension plans covering the majority of its hourly employees. The Company's funding policy is to fund costs as required under the Employee Retirement Income Security Act of 1974, as amended. The plans' assets are invested in a master trust.

      The following table sets forth the plans' change in benefit obligation, change in plan assets, funded status and amounts recognized in the Company's consolidated balance sheets at December 31, 1998 and December 28, 1997:

                                                         December 31
                                                       ----------------
                                                        1998      1997
                                                       ------    ------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                $1,572    $1,528
Service cost                                              229       198
Interest cost                                             149       100
Actuarial (gain) loss                                     500      (189)
Benefits paid                                             (69)      (65)
                                                       ------    ------
Benefit obligation at end of year                       2,381     1,572
                                                       ======    ======

CHANGE IN PLAN ASSETS
Fair value of plan assets at
beginning of year                                       2,047     1,709
Actual return on plan assets                              130       246
Employer contribution                                     201       157
Benefits paid                                             (69)      (65)
                                                       ------    ------
Fair value of plan assets at end of year                2,309     2,047
                                                       ======    ======


Funded status                                             (72)      475
Unrecognized net actuarial loss                           370        81
Unrecognized prior service cost                            --        61
                                                       ------    ------
Prepaid benefit cost                                   $  298    $  617
                                                       ======    ======

ASSUMPTIONS AT END OF YEAR
Discount rate                                            6.50%     7.25%
Expected return on plan assets                            9.5%      9.5%
Rate of compensation increase                             N/A       N/A

COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                           $  229    $  198
Interest cost                                             149       100
Expected return on plan assets                           (202)     (313)
Recognized net actuarial loss (gain)                      343        --
Amortization of prior service cost                         --       156
                                                       ------    ------
Net periodic benefit cost                              $  519    $  141
                                                       ======    ======

      The Company also maintains a 401(k) plan for all eligible nonunion employees and a 401(k) plan for certain union employees not covered by the defined benefit plans above. For fiscal 1998, 1997 and 1996, the Company incurred $152, $153 and $140, respectively, of expense related to the 401(k) plans.

                             AETNA INDUSTRIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


8.    INCOME TAXES

      The Company is included in the consolidated United States Federal income tax return filed by MS Acquisition Corp. Accordingly, the provision for Federal income taxes and the related payments or refunds of tax is determined on a consolidated basis. The Company's income tax provisions compiled on a separate return basis would have been consistent with those recorded in its financial statements.

      The income tax provision (credit) is comprised of the following:


                                                        1998                 1997                  1996
                                                        ----                 ----                  ----

      Current income taxes                             $(1,988)             $   588               $ 2,804
      Deferred income taxes                             (1,980)              (1,687)                 (699)
                                                       -------              -------               -------

                                                       $(3,968)             ($1,099)              $ 2,105
                                                       =======              =======               =======

      Deferred tax assets and liabilities are comprised of the following:


                                                                           DECEMBER 31,        DECEMBER 28,
                                                                              1998                 1997
                                                                              ----                 ----
      DEFERRED TAX ASSETS
      Workers' compensation                                                 $  1,275              $ 1,255
      Other                                                                    2,506                1,499
                                                                            --------              -------
        Gross deferred tax assets                                              3,781                2,754
                                                                            --------              -------
      DEFERRED TAX LIABILITIES
      Depreciation                                                            (7,255)              (7,590)
      Inventory                                                               (1,003)              (1,243)
      Deferred costs and other                                                  (429)                (521)
                                                                            --------              -------
        Gross deferred tax liabilities                                        (8,687)              (9,354)
                                                                            --------              -------

      Net deferred tax liability                                            $ (4,906)             $(6,600)
                                                                            ========              =======


                             AETNA INDUSTRIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

8.    INCOME TAXES (CONTINUED)


      A reconciliation of the U.S. federal statutory rate to the Company's effective rate is as follows:


                                                                     1998           1997           1996
                                                                     ----           ----           ----

      U.S. federal statutory rate                                    (35.0%)        (35.0%)        35.0%
      Effect of graduated rate                                         1.0            1.0          (1.0)
      Permanent items and other reserves                               8.5            7.9           7.2
      Research and development credit refunds                           --           (1.0)         (3.0)
      FSC commission                                                    --           (1.4)           --
      Other                                                           (0.9)          (3.3)         (1.9)
                                                                     -----         ------          ----

                                                                     (26.4%)       (31.8%)         36.3%
                                                                     =====         ======          ====


9.    CONTINGENCIES AND LEASE COMMITMENT

      The Company leases certain production facilities and machinery and equipment under non-cancellable operating leases. Future minimum rental payments due under operating leases are: 1999 - $1,445, 2000 - $856, 2001
      - $662, 2002 - $653, 2003 - $435, thereafter - $29. Rent expense under these lease agreements aggregated $ 2,869, $ 2,580 and $ 2,412 during 1998, 1997 and 1996, respectively.

10.   LONG-TERM DEBT

      On August 13, 1996, the Company issued $85,000 of its 11-7/8% Senior Notes due 2006 (Old Notes) in a private placement offering. On December 13, 1996, the Old Notes were exchanged for new $85,000, 11-7/8% Senior Notes due 2006 (New Notes). The New Notes have substantially the same terms as the Old Notes except with respect to certain transfer restrictions and registration rights relating to the Old Notes. The New Notes have been fully and unconditionally guaranteed by MS Acquisition, Aetna Holdings, and Export. These notes also have certain restrictive covenants including limitations on the following matters: (i) the incurrence of additional indebtedness, (ii) the issuance of preferred stock by subsidiaries, (iii) the creation of liens, (iv) sale and leaseback transactions, (v) restricted payments, (vi) the sales of assets and subsidiary stock, (vii) mergers and consolidations, (viii) payment restrictions affecting subsidiaries and (ix) transactions with affiliates. At December 31, 1998, the fair market value of the Senior Notes approximated its carrying value.

      In May 1996, the Company executed a credit agreement whereby it may borrow, based upon available collateral as defined in the agreement (principally inventory, tooling, and accounts receivable), up to $56,500 at either (i) a Floating Rate, defined as the greater of the Prime Rate or the sum of 1% plus the Federal Funds Rate, or (ii) a Eurodollar Rate plus a margin agreed to by the banks. The Company is also charged a monthly fee equal to 0.5% per annum of the daily average unused amount of the credit agreement. The interest rate at December 31, 1998 was 9.0%.

                             AETNA INDUSTRIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


      The Amended and Restated Senior Revolving Credit Facility on October 29, 1998 contains, among other provisions, covenants relating to the ratios of (i) debt to earnings before income taxes, interest and depreciation and amortization (EBITDA) and (ii) interest expense to EBITDA. At December 31, 1998, Aetna had borrowed $54,845 under the Senior Revolving Credit Facility.

      Debt issuance costs that related to the issuance of the 11-7/8% Senior Notes aggregated $5,204 and are being amortized over the term of the notes. Costs associated with the new credit agreement totaled $199 and are being amortized over the five-year term. Accumulated amortization for these costs aggregated $1,904 at December 31, 1998.

      In April, 1998, Aetna entered into a line of credit with available borrowings of $5,000, subject to minimum levels of accounts receivable and inventory. As of December 31, 1998 borrowings amounted to $5,000, which are due March 1, 1999. Subsequent to year end, Aetna refinanced the line of credit to a term loan, with quarterly installments of $625, ending June 30, 2001, plus interest at 9.0%, resulting in $1,875 classified as current portion of long term debt.

11.   ALLOWANCE FOR DOUBTFUL ACCOUNTS

      A rollforward of the allowance for doubtful accounts is as follows:

                                             1998      1997      1996
                                             ----      ----      ----
Balance, beginning of year                   $ 359     $ 510     $ 240
Provisions changed to expense                   52        52       444
Deductions                                      --      (203)     (174)
Translation adjustments                         --        --        --
                                             -----     -----     -----
Balance end of year                          $ 411     $ 359     $ 510
                                             =====     =====     =====


                                  EXHIBIT INDEX
                                                                                                    Sequentially
Exhibit                                                                                               Numbered
Number                                                Exhibit                                           Page
------                                                -------                                       ------------
3.1                  Certificate of Incorporation of Aetna Industries, Inc. ("Aetna")                    (1)
3.2                  Amended and  Restated  Certificate  of  Incorporation  of MS  Acquisition           (1)
                     Corp. ("MS Acquisition")
3.3                  Certificate of Incorporation of Aetna Holdings, Inc. ("Aetna Holdings")             (1)
3.4                  Certificate of Incorporation of Aetna Export Sales Corp. ("Export")                 (1)
3.5                  By-laws of Aetna                                                                    (1)
3.6                  By-laws of MS Acquisition                                                           (1)
3.7                  By-laws of Aetna Holdings                                                           (1)
3.8                  By-laws of Export                                                                   (1)
4.1                  Indenture dated as of August 1, 1996 by and among Aetna,  Aetna Holdings,           (1)
                     MS Acquisition,  Export and Norwest Bank Minnesota, National Association,
                     as Trustee
4.2                  First  Supplemental  Indenture  dated as of August 3, 1998,  among  Aetna           (2)
                     Industries,  inc., MS Ascquisition  Corp.,  Aetna Holdings,  Inc.,  Aetna
                     Export Sales Corp.,  Aetna  Manufacturing  Canada Ltd..  and Norwest Bank
                     Minnesota National Association.
10.1                 Recapitalization  and Stock  Purchase  Agreement  dated as of August  13,           (1)
                     1996  among  Citicorp  Venture  Capital,  Ltd.,  MS  Acquisition  and the
                     stockholders listed therein
10.2                 Stock  Purchase   Agreement   dated  as  of  August  13,  1996  among  MS           (1)
                     Acquisition,  Aetna Holdings and the  stockholders  and optionees  listed therein
10.3                 Amended and Restated Credit  Agreement dated as of April 10, 1998, by and           (3)
                     among Aetna Industries,  Inc., the Guarantors party thereto,  the lenders party thereto, NBD Bank, as agent
10.4                 First  Amendment to  Credit  Agreement  dated as of May 20, 1998, by  and           (3)
                     among Aetna Industries,  Inc., the Guarantors party thereto,  the lenders party thereto, and NBD Bank, as agent
10.5                 Second Amendment to Credit  Agreement dated as of August 6, 1998, by  and           (2)
                     among Aetna Industries,  Inc., the Guarantors party thereto,  the lenders party thereto, and NBD Bank, as agent
10.6                 Third Amendment to Credit  Agreement dated as of October 13, 1998, by and            *
                     among Aetna Industries,  Inc., the Guarantors party thereto,  the lenders party thereto, and NBD Bank, as agent
10.7                 Fourth Amendment to Credit Agreement dated as of October 29, 1998, by and            *
                     among Aetna Industries,  Inc., the Guarantors party thereto,  the lenders party thereto, and NBD Bank, as agent
10.8                 Security  Agreement  dated  as of May 2,  1996 by  Aetna  in favor of NBD           (1)
                     Bank, as Lender and Agent
10.9                 Security  Agreement  dated as of May 2,  1996 by  Export  in favor of NBD           (1)
                     Bank, as Lender and Agent
10.10                Security  Agreement  dated as of April 10 1998,  by Aetna Canada in favor            *
                     of NBD Bank, as Lender and Agent
10.11                Pledge  Agreement and Irrevocable  Proxy dated as of May 2, 1996 by Aetna           (1)
                     in favor of NBD Bank, as Lender and Agent


10.12                Registration  Rights  Agreement  dated as of August 13, 1996 by and among           (1)
                     Aetna, MS Acquisition,  Aetna Holdings, Export and the Initial Purchasers
                     named therein
10.13                Stockholders  Agreement  dated as of August 13, 1996 among MS Acquisition           (1)
                     and its stockholders named therein
10.14                Registration  Rights  Agreement  dated as of  August  13,  1996  among MS           (1)
                     Acquisition and its stockholders named therein
10.15                Management  Agreement  dated as of  August  13,  1996 by and  between  MS           (1)
                     Acquisition and Aetna **
10.16                Form of 11%  Junior  Subordinated  Promissory  Notes  Due  2007 of  Aetna           (1)
                     Holdings dated August 13, 1996
10.17                Agreement  to  Indemnify  dated as of August 13, 1996  between  Aetna and           (1)
                     each of R. Epker, R. Small, J. Bakken, D. Thal and J. Singer
10.18                Amended and Restated Executive Stock Option Plan of MS Acquisition **               (1)
10.19                Form of Stock Option Agreement **                                                   (1)
10.20                Form of Employment  Agreement dated as of August 13, 1996 among Aetna, MS           (1)
                     Acquisition and Ueli Spring **
10.30                Employment  Agreement  dated  as of  August  13,  1996  among  Aetna,  MS           (1)
                     Acquisition and Harold Brown **
10.40                Employment  Agreement  dated  as of  August  13,  1996  among  Aetna,  MS           (1)
                     Acquisition and Gary Easterly **
10.50                Form of Purchase Order with General Motors Corporation
10.60                Form of Purchase Order with Chrysler Corporation                                    (1)
16.1                 Letter Regarding Change in Certifying Accountant from PricewaterhouseCoopers LLP     *
21                   Subsidiaries of Aetna and MS Acquisition                                            (1)
25                   Statement of  Eligibility  and  Qualification,  Form T-1, of Norwest Bank           (1)
                     Minnesota, National Association
27.1                 Financial Data Schedule - MS Acquisition                                             *
27.2                 Financial Data Schedule - Aetna Industries                                           *




*      Filed herewith.
**     Management contract or compensatory plan or arrangement
(1) Incorporated by reference to the respective exhibit to Aetna's Registration Statement No. 333-11801
(2) Incorporated by reference to the company's quarterly report on form 10-Q filed with the commission on November 12, 1998
(3) Incorporated by reference to the company's quarterly report on form 10-Q filed with the commission on August 12, 1998