Form 10-K405/A
period 1998-12-31
MS ACQUISITION
filed 1999-05-03
CIK 1021907

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

    X AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998

                                       OR

    __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________to__________

Commission File No. 333-11801-01
Commission File No. 333-11801

                              MS ACQUISITION CORP.
                             AETNA INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                     Delaware                                13-337-9803/38-200-7550
                     --------                                -----------------------

         (State or other jurisdiction of                        (I.R.S. Employer
          Incorporation or organization)                       Identification No.)

    1, Rue Thomas Edison, Quartier des Chenes,
      78056 St. Quentin en Yvelines, France
      24331 Sherwood Avenue, P.O. Box 3067,
               Centerline, Michigan                                48015-0067
    (Address of principal executive offices)                       ----------
                                                                   (Zip Code)

   Registrant's telephone number, including area code         011-33-1-39-41-20-00


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

Following is a description of the amendment.

ITEM 6. SELECTED FINANCIAL DATA.

The table setting forth selected historical financial data of MS Acquisition Corp. for the five years ended December 31, 1998 (in U.S. dollars in millions), as originally filed, for the year ended December 31, 1998, reported "EBITDA" and "Depreciation and amortization" of $39.4 and 35.7, respectively. The table is amended to report for the year ended December 31, 1998, "EBITDA" and "Depreciation and amortization" of $43.4 and 31.8, respectively.

The table setting forth selected historical financial data of MS Acquisition Corp. for the five years ended December 31, 1998 (in U.S. dollars in millions), as originally filed, reported for the year ended December 31, 1997, "EBITDA" and "Depreciation and amortization" of $46.5 and 27.6, respectively. The table is amended to report for the year ended December 31, 1997, "EBITDA" and "Depreciation and amortization" of $46.4 and 27.5, respectively.

The table setting forth the pro forma statement of operations data for the year ended December 31, 1998 (in U.S. dollars in millions ) is amended to include "Discontinued operations, net" of --,(3.7),--, and (3.7) in the columns titled "MS Acquisition Historical," "Sofedit Historical," "Combination Adjustments," and "Pro Forma Combined," respectively.

The table setting forth the pro forma statement of operations data for the year ended December 31, 1998 (in U.S. dollars in millions), as originally filed, reported Net income (loss) available for common shareholders of 7.1 and (14.7) in the columns titled "Sofedit Historical" and "Pro Forma Combined," respectively. The table is amended to report Net income (loss) available for common shareholders of 3.4 and (18.4) in the columns titled "Sofedit Historical" and "Pro Forma Combined," respectively.

The table setting forth the pro forma statement of operations data for the year ended December 31, 1997 (in U.S. dollars in millions) is amended to include "Discontinued operations, net" of--, (2.5),--, and (2.5) in the columns titled "MS Acquisition Historical," Sofedit Historical," "Combination Adjustments," and "Pro Forma Combined," respectively.

The table setting forth the pro forma statement of operations data for the year ended December 31, 1997 (in U.S. dollars in millions), as originally filed, reported Net income (loss) available for common shareholders of 7.2 and (3.7) in the columns titled "Sofedit Historical" and "Pro Forma Combined," respectively. The table is amended to report Net income (loss) available for common shareholders of 4.7 and (6.2) in the columns titled "Sofedit Historical" and "Pro Forma Combined," respectively.

The title "Notes to the Selected Unaudited Pro Forma Combined Condensed Financial Data" has been amended to "Notes to the Statement of Operations Data."

Following is the amended Item 6. Selected Financial Data to the 1998 Annual Report on Form 10-K.

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


                                                          YEAR ENDED DECEMBER 31,
                                              ---------------------------------------------------
                                              1994(2)    1995        1996       1997        1998
                                              -------    ----        ----       ----       ------
                                                        (U.S. DOLLARS IN MILLIONS)
         STATEMENT OF OPERATIONS DATA:
         U.S. GAAP(1)
         Net sales.....................          --     $464.9      $484.7     $487.9      $710.8
         Cost of sales.................          --      397.3       424.6      429.4       646.6
                                                        ------      ------     ------       -----
         Gross profit..................          --       67.6        60.1       58.5        64.2
         Selling, general and
           administrative expenses.....          --       28.4        29.2       26.1        38.8
         Research and development
           expenses....................          --        4.4         7.6        7.4         9.5
         Other (income) expense(4).....          --        2.1        (0.6)       6.1         4.3
                                                        ------      ------     ------      ------
         Operating income..............          --       32.7        23.9       18.9        11.6
         Net interest expense..........          --       15.3        12.9        9.7        23.6
                                                        ------      ------     ------      ------
         Income (loss) before taxes....          --       17.4        11.0        9.2       (12.0)
         Income (loss) before
           discontinued operations and
           preferred stock dividend....          --       16.0        11.4        7.2        (9.5)
         Preferred Stock dividend
           requirements................          --         --          --         --        (3.4)
         Net income....................          --     $ 12.8      $  7.4     $  4.7      ($16.8)
                                                        ======      ======     ======      ======

         OTHER DATA:
         EBITDA(5).....................          --     $ 59.3      $ 48.8     $ 46.4      $ 43.4
         Capital expenditures..........          --       28.6        33.2       15.1        44.0
         Depreciation and amortization.          --       26.6        24.9       27.5        31.8
         FRENCH GAAP(7)
         Net sales.....................      $316.1     $488.3      $506.5     $508.9
         Operating income..............        28.6       37.4        20.2       20.0
         Income before taxes...........        15.8       19.6        10.0        4.1
         Net income....................        12.7       16.5         9.6        3.6



                                                         YEAR ENDED DECEMBER 31,
                                             ----------------------------------------------------
                                              1994(2)     1995(2)    1996       1997        1998
                                             --------    --------   ------     ------      ------
                                                        (U.S. DOLLARS IN MILLIONS)
        BALANCE SHEET DATA (AT END
        OF PERIOD):
        U.S. GAAP(1)
        Cash................................     --         --      $ 11.3     $ 11.6      $ 26.1
        Working capital (deficit)(6)........     --         --        19.0       13.3       (80.2)
        Total assets........................     --         --       408.5      361.9       624.2
        Total debt..........................     --         --       140.1      115.2       324.5
        Stockholders' equity (deficit)......     --         --        62.4       65.3       (16.6)
        FRENCH GAAP(7)
        Total assets........................ $320.2     $405.5      $429.7     $379.2
        Stockholders' equity................   72.7       92.7        94.5       84.2

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

PRO FORMA STATEMENT OF OPERATIONS DATA FOR THE YEAR ENDED DECEMBER 31, 1998


                                           MS
                                       ACQUISITION   SOFEDIT   COMBINATION   PRO FORMA
                                       HISTORICAL  HISTORICAL  ADJUSTMENTS   COMBINED
                                       ----------- ----------  -----------   ---------
                                                 (U.S. DOLLARS IN MILLIONS)
          Net sales...............      $ 221.9     $ 542.0      $  --       $ 763.9
          Cost of sales...........        206.6       485.0        0.2 (a)     691.8
                                        -------     -------      -----       -------
          Gross profit............         15.3        57.0       (0.2)         72.1
          Selling, general and
            administrative
            expenses..............         17.3        24.9         --          42.2
          Research and development
            expenses..............           --         9.5         --           9.5
          Other (income) expense..          2.0         3.3        0.2 (a)       5.5
                                        -------     -------      -----       -------
          Operating income (loss).         (4.0)       19.3       (0.4)         14.9
          Net interest expense....         17.3         9.4        0.8 (b)      27.5
                                        -------     -------      -----       -------
          Income (loss) before
            taxes.................        (21.3)        9.9       (1.2)        (12.6)
          Income tax provision
            (credit)..............         (4.9)        2.8       (0.4)(c)      (2.5)
                                        --------    -------      -----       -------
          Income (loss) before
            discontinued
            operations and
            preferred stock
            dividend..............      $ (16.4)    $   7.1      $(0.8)      $ (10.1)
                                        -------     -------      -----       -------
          Discontinued operations,
            net...................           --        (3.7)        --          (3.7)
          Preferred Stock dividend
            requirements..........         (4.6)         --         --          (4.6)
                                        -------     -------      -----       -------
          Net income (loss)
            available for common
            shareholders..........      $ (21.0)    $   3.4      $(0.8)      $ (18.4)
                                        =======     =======      =====       =======






PRO FORMA STATEMENT OF OPERATIONS DATA FOR THE YEAR ENDED DECEMBER 31, 1997


                                                  MS
                                              ACQUISITION   SOFEDIT    COMBINATION    PRO FORMA
                                              HISTORICAL  HISTORICAL   ADJUSTMENTS    COMBINED
                                              ----------- ----------   -----------   ---------
                                                         (U.S. DOLLARS IN MILLIONS)
                  Net sales...............      $ 205.7     $ 487.9      $  --        $ 693.6
                  Cost of sales...........        181.3       429.4         0.7 (a)     611.4
                                                -------     -------      ------       -------
                  Gross profit............         24.4        58.5        (0.7)         82.2
                  Selling, general and
                    administrative
                    expenses..............         16.8        26.1         --           42.9
                  Research and development
                    expenses..............           --         7.4         --            7.4
                  Other (income) expense..          0.8         6.1         0.7 (a)       7.6
                                                -------     -------      ------       -------
                  Operating income (loss).          6.8        18.9        (1.4)         24.3
                  Net interest expense....         11.2         9.7         3.3 (b)      24.2
                                                -------     -------      ------       -------
                  Income (loss) before
                    taxes.................         (4.4)        9.2        (4.7)          0.1
                  Income tax provision
                    (credit)..............         (1.4)        2.0        (1.4)(c)      (0.8)
                                                -------     -------      ------       -------
                  Income (loss) before
                    discontinued
                    operations and
                    preferred stock
                    dividend..............      $  (3.0)    $   7.2      $ (3.3)      $   0.9
                                                -------     -------      ------       -------
                  Discontinued operations,
                    net...................           --        (2.5)        --           (2.5)
                  Preferred Stock dividend
                    requirements..........         (4.6)         --         --           (4.6)
                                                -------     -------      ------       -------

                  Net income (loss)
                    available for common
                    shareholders..........      $  (7.6)    $   4.7     $  (3.3)      $  (6.2)
                                                =======     =======     =======       =======




                 NOTES TO THE PRO FORMA STATEMENT OF OPERATIONS
                                      DATA
                           (U.S. DOLLARS IN MILLIONS)

(a) These pro forma adjustments reflect the impact of the allocation of purchase price to the assets and liabilities of MS Acquisition on the pro forma condensed statement of operations. The excess purchase price was allocated to the assets and liabilities of MS Acquisition as follows:

     Inventory and tooling.........................................................    $ 0.8
     Property, plant and equipment.................................................      7.3
     Incremental goodwill..........................................................     35.6
     Accrued liabilities...........................................................     (1.3)

                                                                    COST OF  OTHER(INCOME)
                                                                     SALES      EXPENSE      TOTAL
                                                                    -------  --------------  -----
     Additional depreciation on property, plant and equipment
       step-ups...................................................   $ 0.7     $  --        $ 0.7
     Elimination of amortization of previously recorded goodwill..      --      (0.8)        (0.8)
     Goodwill amortization on Combination over 40 years...........      --       1.5          1.5
                                                                     -----     -----        -----
     Year ended December 31, 1998.................................   $ 0.7     $ 0.7        $ 1.4
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

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 3, 1999.



                                      MS ACQUISITION CORP.



                                      By:  /s/ Harold A. Brown
                                           -------------------------
                                              Name:  Harold A. Brown
                                              Title:  Secretary


                                      AETNA INDUSTRIES, INC.


                                      By:  /s/ Harold A. Brown
                                           -------------------------
                                              Name:  Harold A. Brown
                                              Title:  Secretary