Form 10-Q
period 1999-03-31
TRIANON INDUSTRIES CORP; AETNA INDUSTRIES INC
filed 1999-05-17
CIK 1021907, 1022657

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1999.

OR

__TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _________________

Commission File No. 333-11801-01 Trianon Industries Corp.
Commission File No. 333-11801 (Aetna Industries, Inc.)

                            TRIANON INDUSTRIES CORP.
                    (FORMERLY KNOWN AS MS ACQUISITION CORP.)
                             AETNA INDUSTRIES, INC.

             (Exact name of registrant as specified in its charter)

             Delaware                           13-337-9803/38-200-7550
-----------------------------------------------------------------------------
 (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                   Identification No.)

(Address of principal executive offices)                    (Zip Code)

1, rue Thomas Edison, Quartier des Chenes
78056 St. Quentin en Yvelines, France

24331 Sherwood Avenue, P.O. Box 3067, Centerline, Michigan      48015-0067



Registrant's telephone number, including area code              (33-1) 39-412000
                                                                (810) 759-2200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                   Yes X No
                                       -    -

As of May 14, 1999, there were 1,000 shares of Aetna Industries, Inc. common stock outstanding and 3,902,498 shares of Trianon Industries Corp. common stock outstanding.

INDEX

PART I        FINANCIAL INFORMATION                                        PAGE

Item 1.       FINANCIAL STATEMENTS OF TRIANON INDUSTRIES CORP.

              Condensed Consolidated Balance Sheets -
              March 31, 1999 and December 31, 1998                           3

              Consolidated Statements of Operations and
              Comprehensive Income - three months ended March 31,
              1999 and March 31, 1998                                        4

              Condensed Consolidated Statements of Cash Flows -
              three months ended March 31, 1999
              and March 31, 1998                                             5

              Notes to Consolidated Financial Statements                     6

              FINANCIAL STATEMENTS OF AETNA INDUSTRIES, INC.

              Condensed Consolidated Balance Sheets -
              April 2, 1999 and December 31, 1998                           11

              Consolidated Statements of Operations and
              Comprehensive Income (Loss) - three months ended
              April 2, 1999 and March 29, 1998                              12

              Condensed Consolidated Statements of Cash Flows -
              three months ended April 2, 1999
              and March 29, 1998                                            13

              Notes to Consolidated Financial Statements                    14

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 16

Item 3.       Qualitative and Quantitative Disclosure About
              Market Risk                                                   23

Item 4.       Submission of Matters to a Vote of Security Holders.          24

PART II       OTHER INFORMATION                                             30

              Description of Exhibits                                       31

              Signatures                                                    32



EXHIBIT INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                            TRIANON INDUSTRIES CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                       MARCH 31, 1999   DECEMBER 31, 1998
                                                                       --------------   -----------------
                                                                       (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and marketable securities                                             $18,958           $26,092
   Accounts receivable (less allowance for doubtful
       accounts of $1,721 and $1,921 respectively)                            174,126           181,375
    Inventories                                                               114,709           115,287
    Other current assets                                                       10,316             9,801
                                                                       --------------      ------------

Total current assets                                                          318,109           332,555
                                                                       --------------      ------------

Property, plant and equipment, net                                            193,426           203,271
Deferred costs and other assets                                                24,720            22,969
Goodwill                                                                       64,454            65,367
                                                                       --------------      ------------

TOTAL ASSETS                                                                 $600,709          $624,162
                                                                       ==============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                        $188,555          $173,517
     Accrued expenses                                                          48,639            82,250
     Current portion of long term and short term debt                        (145,441)          157,004
                                                                       --------------      ------------

Total current liabilities                                                     377,433           412,771
                                                                       --------------      ------------

Long-term debt, less current portion                                          182,125           167,477
Deferred income taxes and other long-term liabilities                          18,717            19,370
Redeemable preferred stock                                                     42,302            41,157
   Series A - $100 stated value; 293,123 shares authorized;
   142,424 shares issued and outstanding
   Series B - $100 stated value; 270,000 shares authorized;
   270,000 shares issued and outstanding
Stockholders' Equity (Deficit)
   Class A, common stock - $.01 par value, 12,000,000
    shares authorized, 3,902,498 shares issued and outstanding                     39                39
   Contributed paid-in capital                                                 40,708            40,708
   Retained earnings (accumulated deficit)                                    (54,795)          (54,910)
   Accumulated other comprehensive income (loss)                               (5,820)           (2,450)
                                                                       --------------      ------------

TOTAL LIABILITIES, PREFERRED STOCK AND
   SHAREHOLDER'S EQUITY (DEFICIT)                                            $600,709          $624,162
                                                                       ==============      ============


See accompanying notes to consolidated financial statements.

                            TRIANON INDUSTRIES CORP.
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                             (DOLLARS IN THOUSANDS)


                                                            THREE MONTHS ENDED
                                                            ------------------
                                                         MARCH 31,       MARCH 31,
                                                           1999            1998
                                                           ----            ----
                                                                (UNAUDITED)

Net sales                                                    $218,157      $136,873
Cost of sales                                                 191,932       120,735
                                                         ------------   -----------
Gross profit                                                   26,225        16,138

Selling, general and administrative expenses and
    research and development expenses                          14,673         9,833
                                                         ------------   -----------

Operating income (loss)                                        11,552         6,305
Interest expense, net                                           7,268         2,170
                                                         ------------   -----------

Income (loss) before income taxes                               4,284         4,135
Income tax provision (credit)                                   2,251         1,185
                                                         ------------   -----------
Income (loss) before discontinued operations                    2,033         2,950

Losses on discontinued operations, net of tax                     772             0
                                                         ------------   -----------
Net income (loss) before
preferred stock dividends                                       1,261         2,950

Preferred stock dividends                                       1,146             0
                                                         ------------   -----------

Net income available for common stockholders                     $115        $2,950
                                                         ============   ===========
Other comprehensive income (loss):
  Foreign currency translation adjustment                      (3,370)        6,165
                                                         ------------   -----------
Comprehensive income (loss)                              $     (3,255)  $     9,115
                                                         ============   ===========


See accompanying notes to consolidated financial statements

                            TRIANON INDUSTRIES CORP.
                             CONDENSED CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                   THREE
                                                                   MONTHS
                                                                   ENDED
                                                          MARCH 31,      MARCH 31,
                                                            1999            1998
                                                            ----            ----
                                                                (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                        $ 1,261       $   2,950
    Adjustments to reconcile net income to net cash
       used for operating activities:
           Depreciation and amortization                       8,879           5,154
           Deferred income taxes                                                 411
           Other non cash charges                                100             753
           Changes in other assets and liabilities            (8,565)          3,493
                                                         -----------    ------------

Net cash provided by (used for) operating activities           1,675          12,761
                                                         -----------    ------------


Cash flows from investing activities
Additions to property, plant and equipment                    (7,485)        (5,895)
Increase in other assets                                          (2)            (5)
                                                         -----------    ------------

Net cash provided by (used for) investing activities          (7,487)        (5,900)
                                                         -----------    ------------

Cash flows from financing activities
Net decrease in borrowings under line of credit               (1,298)        (1,138)
Repayment of long term debt                                   (9,825)        (3,608)
Borrowings of long term debt                                  11,776             --
                                                         -----------    ------------

Net cash provided by (used for) financing activities             653         (4,746)
                                                         -----------    ------------

Exchange Rate Variation                                       (1,975)          (548)

Net increase (decrease) in cash                               (7,134)          1,567
Cash - beginning of year                                      26,092          11,626
                                                         -----------    ------------

Cash - end of period                                         $18,958       $  13,193
                                                         ===========    ============


See accompanying notes to consolidated financial statements

                            TRIANON INDUSTRIES CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Effective May 12, 1999, MS Acquisition Corp changed its name to Trianon Industries Corp.

     Trianon Industries Corp. ("the Company") is the name of the group formed by the combination of the activities of SOFEDIT S.A. and Trianon Industries Corp.

     Trianon Industries Corp. ("Trianon Industries"), through Aetna Industries Inc. ("Aetna"), its wholly-owned subsidiary, is a leading direct supplier of high quality modules, welded subassemblies and chassis parts used as original equipment components in the North American automobile industry.

     SOFEDIT S.A., ("Sofedit") a direct and indirect wholly-owned subsidiary of the Company, is a leading direct supplier of welded subassemblies, body in white parts, clutch, brake and accelerator pedal modules, fuel tanks and crossmembers and chassis parts used as original equipment components by manufacturers in the European automobile industry.

     Trianon Industries and its direct and indirect wholly-owned United States subsidiaries (i.e., Aetna Holdings, Inc., a Delaware corporation ("Aetna Holdings"), Aetna Manufacturing Canada Ltd., a Michigan corporation ("Aetna Canada"), and Aetna Export Sales Corp., a U.S. Virgin Islands corporation ("Export")) have fully and unconditionally guaranteed the 11 7/8% Senior Notes due 2006 issued by Aetna in an aggregate principal amount of $85.0 million (the "Senior Notes"). Separate financial statements or other disclosures relative to Aetna Holdings, Export or Aetna Canada have not been presented as management has determined that such information is not material to investors.

     On April 14, 1998, Trianon Industries completed a combination with Societe Financiere de Developpement Industriel et Technologique S.A., a French societe anonyme (Sofedit) (the Combination). In connection with the Combination, Sofedit's former stockholders transferred the outstanding capital stock of Sofedit to Trianon Industries in exchange for: (i) promissory notes of Trianon Industries in the principal amount of $40.9 million; (ii) dividends in an amount of approximately $1.0 million; (iii) 270,000 shares of Series B Preferred stock ($27.0 million stated value) of Trianon Industries; (iv) 3.0 million shares of Common Stock of Trianon Industries, and (v) the assumption of approximately $12.0 million of debt of such former stockholders. The Combination has been accounted for as a reverse acquisition because the former owners of Sofedit own approximately 75% of the fully diluted outstanding Common Stock of Trianon Industries as a result of the Combination. For accounting purposes, Sofedit is considered to be the acquirer of, and the predecessor to, Trianon Industries.

     As a result of the Combination being accounted for as a reverse acquisition, the financial statements included herein for the three month period ended March 31,1998 represent the historical information of Sofedit, as predecessor. The consolidated balance sheet at March 31, 1999 represents the consolidated financial position of Sofedit and Trianon Industries.

     The accompanying unaudited condensed consolidated financial statements of Trianon Industries have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. All adjustments, which include only normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998.

     The statements of operations and cash flows for the three months ended March 31, 1999 represent the three month financial data of Sofedit plus Trianon Industries. On a pro forma basis, Trianon Industries had net sales of $189.9 million, and pre-tax income of $3.6 million, for the three months ended March 31, 1998.

                            TRIANON INDUSTRIES CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


2.   INVENTORIES

     Inventories are comprised of the following:

                                                MARCH 31,      DECEMBER 31,
                                                   1999            1998
                                                   ----            ----
Raw materials                                      $ 23,923          $ 27,131
Work-in-process                                      22,542            31,976
Finished goods                                       15,980            18,839
Tooling                                              55,691            40,724
                                               ------------   ---------------
Inventories, gross                                  118,136           118,670

Less valuation allowance                            (3,427)           (3,383)
                                               ------------   ---------------

Total inventories                                  $114,709          $115,287
                                               ------------   ---------------

Tooling inventory at Sofedit is included in work in process at December 31, 1998 and has been included in tooling at March 31, 1999

3.   STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                 ACCUMULATED
                                                 ADDITIONAL      RETAINED           OTHER                TOTAL
                                 CONTRIBUTED      PAID IN        EARNINGS        COMPREHENSIVE       STOCKHOLDER'S
                                   CAPITAL        CAPITAL       (DEFICIT)         ADJUSTMENT       EQUITY (DEFICIT)
Balance at December 31, 1998              $39         $40,708     ($54,910)              ($2,450)          ($16,613)
Translation adjustment                                                                    (3,370)            (3,370)

Preferred Stock dividends                                           (1,146)                                  (1,146)
Net income (loss)                                                    1,261                                    1,261
                                -------------  --------------  ------------   -------------------  -----------------

Balance at March 31, 1999                 $39         $40,708     $(54,795)              ($5,820)          $(19,868)
                                -------------  --------------  ------------   -------------------  -----------------

                            TRIANON INDUSTRIES CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


4.  COMBINING FINANCIAL INFORMATION OF TRIANON INDUSTRIES
CORP BALANCE SHEET AS OF MARCH 31, 1999

                                             AETNA     TRIANON
                                 AETNA      HOLDINGS  INDUSTRIES     SOFEDIT    ELIMINATIONS  TOTAL


Total current assets             $ 82,720  $       -   $   5,789   $ 254,207  $  (24,607)  $ 318,109
Property, plant and
equipment, net                     70,744                  6,552     116,130                 193,426
Other long-term assets             32,372      8,247     131,745      21,781    (104,971)     89,174
                                 --------  ---------   ---------  ----------  ----------   ---------

Total assets                     $185,836  $   8,247   $ 144,086   $ 392,118  $ (129,578)  $ 600,709
                                 ========  =========   =========   =========  ==========   =========
Total current liabilities         104,859       (201)     46,114     235,100      (8,439)    377,433
Long-term debt                     88,125                 17,032      79,922     (12,031)    173,048
Junior subordinated notes                      9,077                                           9,077
Deferred income taxes and
other long-term liabilities         5,496                  3,478       9,743                  18,717
Redeemable preferred stock                                42,302                              42,302
Class A, common stock -
 $.01 par value,
12,000,000 shares
authorized, 3,902,498
outstanding                                                   39       1,274      (1,274)         39
Additional paid-in capital         14,024                 32,151      23,969     (29,436)     40,708
Retained earnings
 (accumulated deficit)            (26,494)      (629)      2,970      47,740     (78,382)    (54,795)
Cumulative translation                                                                             -
 adjustment                          (174)                            (5,630)        (16)     (5,820)
                                 --------  ---------   ---------   ---------  ----------   ---------
Total stockholders equity
 (deficit)                       $(12,644) $    (629)  $  35,121  $   67,079  $ (107,834)  $ (19,907)
                                 ========  =========   =========  ==========  ==========   =========

Total liabilities and
shareholders equity
(deficit)                       $ 185,836  $   8,247   $ 144,086   $ 392,118  $ (129,578)  $ 600,709
                                =========  =========   =========   =========  ==========   =========

                            TRIANON INDUSTRIES CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


4.  COMBINING FINANCIAL INFORMATION OF TRIANON INDUSTRIES CORP. (CONTINUED)

CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31,1999


                                                          AETNA          TRIANON
                                           AETNA         HOLDINGS       INDUSTRIES       SOFEDIT       TOTAL

Net sales                                 $66,820      $    --          $     --         $151,337      $218,157
Cost of sales                              58,704                            182          133,046       191,932
                                          -------       -------         --------         --------      --------
Gross profit                                8,116           --              (182)          18,291        26,225
Selling, general and administrative
  expenses                                  4,560                            204            9,499        14,263
Other expenses                                411           --               --                (1)          410
                                          -------       -------         --------         --------      --------
Operating income (loss)                     3,145           --              (386)           8,793        11,552
Net interest expense                        3,815           245              837            2,371         7,268
                                          -------       -------         --------         --------      --------

Income (loss) before income taxes            (670)         (245)          (1,223)           6,422         4,284
Income tax provision (credit)                (126)          (83)            (415)           2,875         2,251
Income (loss) before discontinued
  operations and preferred stock
  dividend                                   (544)         (162)            (808)           3,547         2,033
Discontinued Operations                                                                       772           772
Preferred stock dividend                       --            --            1,146               --         1,146
                                          -------       -------         --------         --------      --------
Net income available to common
  stockholders                            $  (544)      $  (162)        $ (1,954)        $  2,775      $    115
                                          -------       -------         --------         --------      --------

Other comprehensive income (loss):
  Foreign currency translation
  adjustment                                 (174)           --              --            (3,196)       (3,370)
                                          -------       -------         --------         --------      --------
Comprehensive income (loss)                 ($718)        ($162)         ($1,954)        $   (421)     $ (3,255)
                                          =======       =======         ========         ========      ========

                            TRIANON INDUSTRIES CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

4. COMBINING FINANCIAL INFORMATION OF TRIANON INDUSTRIES (CONTINUED)

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31,1999


                                                   AETNA         TRIANON
                                        AETNA      HOLDINGS     INDUSTRIES    SOFEDIT     ELIM         TOTAL
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by
  operating activities                  $ 6,577     $(432)   $     -          $(4,470)         -       $ 1,675

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used for investing activities     (704)        -     (5,000)          (6,783)     5,000        (7,487)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing           (7,100)      432      5,000            7,321     (5,000)          653
Net effect of exchange rate                  70                                (2,045)         -        (1,975)
Net increase in cash                     (1,157)        -          -           (5,977)         -        (7,134)
Cash - beginning of year                  1,185         -          -           24,907          -        26,092

Cash - end of period                    $    28     $   -    $     -          $18,930     $    -       $18,958

5.  SEGMENT INFORMATION

The Company operates in one line of business, the design and manufacture of highly engineered metal-formed components, complex modules and mechanical assemblies for automotive OEM's in Europe and North America.

The Company manages the business under two segments, Europe and North America. The accounting policy of the reportable segments are the same as those described in the summary of significant accounting policies in the Company's annual report on form 10-K. The Company evaluates performance based on earnings before interest, income taxes, net income of equity investees, minority interests and discontinued operations (EBIT).


                              MARCH 31, 1999                          MARCH 31, 1998                         DECEMBER 1998
                              --------------                          --------------                         -------------
OPERATING                         NORTH                                   NORTH                                  NORTH
SEGMENTS            EUROPE       AMERICA       TOTAL        EUROPE       AMERICA       TOTAL       EUROPE       AMERICA       TOTAL
---------           ------       -------       -----        ------      --------       -----       ------       -------       -----
Revenues            151,337     $ 66,820       $218,157    $136,873       $ -        $136,673     $542,037     $168,809     $710,848
EBIT                  8,793        2,759         11,552       6,305         -           6,305       19,255        7,569       26,824
Depreciation
 and amortization     6,087        2,792          8,879    $  5,154         -        $  5,154       23,405        8,438       31,843
Total assets       $392,118     $208,591       $600,709    $355,602         -        $355,602     $408,915     $215,249     $624,164

6. COMMON STOCK AND PREFERRED STOCK

As of May 12, 1999 the capital structure of authorized shares of common stock and preferred stock as amended in the Certificate of Amendment of Restated Certification of Incorporation of Trianon Industries Corp are as follows:

Common Stock Shares:     20,000,000

Preferred Stock Shares:
SERIES A - 405,000
SERIES B - 270,000
New Preferred - 2,000,000

Any dividends accruing on shares of Series A preferred Stock may be paid, in lieu of cash dividends, by the issuance of additional shares of Series A Preferred Stock (including fractional shares) having an aggregate Stated Value at the time of such payment equal to the amount of the dividend to be paid.

With respect to the Preferred Stock dividends, such dividends shall be payable semi-annually on the 13th day of February and August of each year, commencing on the date of issuance of such shares with respect to the Series A Preferred Stock and April 14, 1999 with respect to the Series B Preferred Stock (each such date hereinafter referred to as "Dividend Period"), except that if such date is not a Business Day, then such dividend shall be payable to the next succeeding Business Day, to the holders of record as they appear on the register of the Corporation for the Shares.

                             AETNA INDUSTRIES, INC.
                          (A WHOLLY-OWNED SUBSIDIARY OF
                            TRIANON INDUSTRIES CORP.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                  APRIL 2,           DECEMBER 31,
                                                                    1999                 1998
                                                                    ----                 ----
                                                                (UNAUDITED)

ASSETS
CURRENT ASSETS:
    Cash                                                                  $28                 $1,185
    Accounts receivable (less allowance for doubtful
      accounts of $424 and $411, respectively)                         40,953                 38,793
    Inventories                                                        47,444                 47,764
    Other current assets                                                3,310                  3,390
                                                               ---------------     ------------------

Total current assets                                                   91,735                 91,132
                                                               ---------------     ------------------

Property, plant and equipment, net                                     70,744                 71,922
Deferred costs and other assets                                         5,393                  5,717
Goodwill                                                               23,971                 24,172
                                                               ---------------     ------------------

Total Assets                                                         $191,843               $192,943
                                                               ===============     ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                      $50,971                $48,874
Accrued expenses                                                        9,267                 10,896
Current portion of long term and short term debt                       44,620                 56,720
                                                               ---------------     ------------------

Total current liabilities                                             104,858                116,490
                                                               ---------------     ------------------

Long-term debt, less current portion                                   94,131                 88,125
Deferred income taxes                                                   5,498                  5,498
Stockholder's equity (deficit)
Common stock - $.01 par value; 1,000 shares
  issued and outstanding                                                    -                      -
Contributed capital                                                    14,024                  9,024
Accumulated deficit                                                  (26,494)               (25,950)
Accumulated other comprehensive income                                  (174)                  (244)
                                                               ---------------     ------------------
Total shareholder equity                                             (12,644)               (17,170)
                                                               ---------------     ------------------

Total liabilities and shareholder equity (deficit)                   $191,843               $192,943
                                                               ===============     ==================

          See accompanying notes to consolidated financial statements.

                             AETNA INDUSTRIES, INC.
                          (A WHOLLY-OWNED SUBSIDIARY OF
                            TRIANON INDUSTRIES CORP.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                              THREE MONTHS
                                                                 ENDED
                                                      APRIL 2,          MARCH 29,
                                                        1999             1998
                                                        ----             ----
                                                             (UNAUDITED)

Net Sales                                                 $66,820         $53,085
Cost of Sales                                              58,704          44,974
                                                          -------         -------
Gross Profit (loss)                                         8,116           8,111
Selling, general and administrative expenses                4,971           4,486
                                                          -------         -------
Operating income (loss)                                     3,145           3,625
Interest expense, net                                       3,815           2,866
                                                          -------         -------

Income (loss) before income taxes                           (670)             759
Income tax provision (credit)                               (126)             235
                                                          -------         -------

Net income (loss)                                         $ (544)         $   524
                                                          =======         =======

Other Comprehensive income (loss):
   Foreign currency translation adjustment                   (70)              --
                                                          -------         -------
   Comprehensive income (loss)                            $ (474)         $   524
                                                          =======         =======

See accompanying notes to consolidated financial statements.

                             AETNA INDUSTRIES, INC.
                          (A WHOLLY-OWNED SUBSIDIARY OF
                            TRIANON INDUSTRIES CORP.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)



                                                                  THREE MONTHS
                                                                     ENDED
                                                           APRIL 2,         MARCH 29,
                                                             1999             1998
                                                             ----             ----
                                                                   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                            (544)              524
    Adjustments to reconcile net income to net cash
       used for operating activities:
           Depreciation and amortization                         2,406            1,941
           Deferred income taxes                                     -                -
           Changes in other assets and liabilities               4,715          (4,285)
                                                         --------------   --------------

Net cash used for operating activities                           6,577          (1,820)

Cash flows from investing activities
Increase in other assets                                         (704)          (3,214)
                                                         --------------   --------------

Net cash used for investing activities                           (704)          (3,214)

Cash flows from financing activities                                                  -
                                                                                      -
Net (decrease) increase in borrowings under line
    of credit                                                  (12,100)           5,275

Capital Contribution                                             5,000
                                                         --------------   --------------

Net cash provided by financing activities                      (7,100)            5,275
                                                         --------------   --------------

Exchange Rate Variation                                             70                -

Net increase (decrease) in cash                                (1,157)              241
Cash - beginning of year                                         1,185               23
                                                         --------------   --------------

Cash - end of period                                          $     28         $    264
                                                         ==============   ==============

See accompanying notes to consolidated financial statements.

                             AETNA INDUSTRIES, INC.
                        (A WHOLLY-OWNED SUBSIDIARY OF
                            TRIANON INDUSTRIES CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     Aetna Industries, Inc. ("Aetna") is a wholly-owned indirect subsidiary of Trianon Industries Corp. ("Trianon Industries") and is a wholly-owned direct subsidiary of Aetna Holdings, Inc. ("Aetna Holdings") and has two wholly-owned subsidiaries Aetna Export Sales Corp. ("Export") and Aetna Manufacturing Canada Ltd ("Aetna Canada"). Trianon Industries is a holding company that was formed for the sole purpose of purchasing Aetna and does not have any significant operations, other than its investments in its subsidiaries assets or liabilities, preferred stock and junior subordinated debentures.

     Trianon Industries, Holdings, Export and Canada have fully and unconditionally guaranteed the 11 7/8% Senior Notes due 2006 issued by Aetna in an aggregate principal amount of $85,000,000 (the "Senior Notes"). Separate financial statements or other disclosures relative to Aetna Holdings, Export or Aetna Canada have not been presented as management has determined that such information is not material to investors.

     On April 14, 1998, Aetna's parent, Trianon Industries Corp. (Trianon Industries) completed a combination with Societe Financiere de Developpement Industriel et Technologique S.A., a French societe anonyme (Sofedit) (the Combination). In connection with the Combination, Sofedit's former stockholders transferred the outstanding capital stock of Sofedit to Trianon Industries in exchange for: (i) promissory notes of Trianon Industries in the principal amount of $40.9 million; (ii) dividends in an amount of approximately $1.0 million; (iii) 270,000 shares of Series B Preferred stock ($27.0 million stated value) of Trianon Industries; (iv)
     3.0 million shares of Common Stock of Trianon Industries, and (v) the assumption of approximately $12.0 million of debt of such former stockholders. The Combination has been accounted for as a reverse acquisition because the former owners of Sofedit own approximately 75% of the fully diluted outstanding Common Stock of Trianon Industries as a result of the Combination. For accounting purposes, Sofedit is considered to be the acquirer of, and the predecessor to, Trianon Industries.

     The accompanying unaudited condensed consolidated financial statements of Aetna have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. All adjustments, which include only normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited condensed consolidated financial statements should be read in conjunction with Aetna's consolidated financial statements and notes thereto for the year ended December 31, 1998.

                             AETNA INDUSTRIES, INC.
                          (A WHOLLY-OWNED SUBSIDIARY OF
                            TRIANON INDUSTRIES CORP.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


2.        INVENTORIES
Inventories are comprised of the following:

                                                                        MARCH 31,       DECEMBER 31,
                                                                          1999             1998
                                                                       ------------     ------------
Raw materials                                                          $      1,048     $        881
Work-in-process                                                               2,668            2,333
Finished goods                                                                1,441            1,670
Tooling                                                                      39,463           40,724
                                                                       ------------     ------------
Inventories valued at FIFO                                                   44,620           45,608
LIFO Reserve                                                                   (200)            (200)
                                                                       ------------     ------------
                                                                             46,420           45,408

Purchased parts and purchased labor                                           3,024            2,356
                                                                       ------------     ------------
Total inventories                                                      $     47,444     $     47,764
                                                                       ============     ============





3.       STOCKHOLDER'S EQUITY (DEFICIT)



                                                                               CUMULATIVE        TOTAL
                                             CONTRIBUTED      ACCUMULATED      TRANSLATION   STOCKHOLDER'S
                                               CAPITAL          DEFICIT        ADJUSTMENT        EQUITY
                                                                                               (DEFICIT)
Balance at December 31,1998                      $   9,024      $  (25,950)        $  (244)    $   (17,170)
Translation adjustment                                   -               -              70              70
Capital Contribution                                 5,000                                           5,000
Net loss                                                              (544)              -            (544)
                                                -----------   --------------     ----------- ---------------

Balance at March 31, 1999                        $  14,024      $  (26,494)        $  (174)    $   (12,644)
                                                -----------   --------------     ----------- ---------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TRIANON INDUSTRIES

RESULTS OF OPERATIONS

On April 14, 1998, Trianon Industries completed a combination with Societe Financiere de Developpement Industriel et Technologique S.A., a French societe anonyme (Sofedit) (the Combination). In connection with the Combination, Sofedit's former stockholders transferred the outstanding capital stock of Sofedit to Trianon Industries in exchange for: (i) promissory notes of Trianon Industries in the principal amount of $40.9 million; (ii) dividends in an amount of approximately $1.0 million; (iii) 270,000 shares of Series B Preferred stock ($27.0 million stated value) of Trianon Industries; (iv) 3.0 million shares of Common Stock of Trianon Industries, and (v) the assumption of approximately $12.0 million of debt of such former stockholders. The Combination has been accounted for as a reverse acquisition because the former owners of Sofedit own approximately 75% of the fully diluted outstanding Common Stock of Trianon Industries as a result of the Combination. For accounting purposes, Sofedit is considered to be the acquirer of, and predecessor of Trianon Industries.

As a result of the Combination being accounted for as a reverse acquisition, the statements of operations and cash flows included herein for the three month period ended March 31, 1998 represent the historical information of Sofedit, as predecessor. The consolidated balance sheet at March 31, 1999 and December 31, 1998 represents the consolidated financial position of Sofedit and Trianon Industries. The statements of operations and cash flows for the three months ended March 31, 1999 represent the consolidated three month financial data of Sofedit and Trianon Industries.

The following table sets forth, for the periods indicated, Trianon Industries's statement of operations expressed as a percentage of net sales for three months ended March 31, 1999 and proforma statement of operations for the three months ended March 31, 1998. This table and subsequent discussions should be read in conjunction with the condensed consolidated financial statements and related notes thereto of Trianon Industries included elsewhere herein.

AS A PERCENTAGE OF NET SALES

                                                THREE
                                                MONTHS
                                                 ENDED
                                         MARCH 31,      MARCH 31,
                                            1999           1998
                                            ----           ----

Net sales                                     100.0%         100.0%
Cost of sales                                  88.0%          87.3%
                                        -------------  -------------
Gross profit                                   12.0%          12.7%
Selling, general and
administrative expenses                         6.8%           7.6%
                                        -------------  -------------

Operating income (loss)                         5.2%           5.1%
Interest expense, net                           3.3%           3.2%
                                        -------------  -------------

Income (loss) before
 income taxes                                   1.9%           1.9%
                                        -------------  -------------

Income tax provision (credit)                   1.0%           0.4%
Net income                                      0.0%           1.0%
                                        =============  =============




THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

NET SALES: Net sales were $218.1 million, up 14.8 % from the $189.9 million for the three months ended March 31, 1999. Net sales in North America was 25.9% higher in the first three months in 1999 than 1998. Net sales in Europe were up 10.5% in the first quarter 1999 from 1998, or 6.0% excluding the effects of foreign exchange. The increase in European sales was due to both a general growth in the car market and to the launch of the Renault Clio II, Peugeot 20, and the Mercedes Class S in 1998 which reach full production in 1999.

GROSS PROFIT: Gross profit was $26.2 million, or 12.0% of net sales, for the three months ended March 31, 1999 compared to $24.1 million, or 12.7% of net sales, for the same period in 1998. In North America, gross profit was $8.1 million for three months ended 1999 and 1998. In Europe, gross profit reached $18.3 million or 12.1% of net sales, versus $16.1 million or 11.8% of net sales in 1998. The increase in European gross margin is mainly due to reducing launch and project costs and to the first effect of cost saving plan implemented at several production facilities.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES: SG&A expenses for the three months ended March 31,1999 were $14.7 million, or 6.8 % of net sales, compared to $14.5 million, or 7.6% of net sales, for the same period in 1998. Increased costs were due to increased project team activity and the reinforcement of the current management structure.

INTEREST EXPENSE: Interest expense for the three months ended March 31, 1999 was $7.3 million, or 3.3% of net sales, compared to $6.1 million, or 3.2% of net sales in the same period in the prior year. The increase in interest expense is due principally to a sharp increase in tooling inventory relating to two major projects in North America. In
Europe, interest expense was $2.4 million or 1.6% of sales, versus $2.2 million for the same period in 1998. Excluding the effect of exchange rate fluctuations, interest expense in Europe raised by 4.7%. The increase is mainly due to a $7.3 million increase in medium and short term debt.

INCOME TAXES: The income tax for the three months ended March 31, 1999 was $2.3 million with an effective tax rate of 52.5% as compared to a provision of $1.0 million with an effective tax rate of 28.5% for the same period in the prior year. The change in the effective tax rate is mainly due to loss incurred in North America and to reduced research and development tax credit in France.

LIQUIDITY AND CAPITAL RESOURCES

Trianon Industries's primary sources of liquidity are cash generated from operations and short-term and long-term debt, including the sale of receivables. Trianon Industries's principal use for these funds is to finance working capital needs, debt payments and planned maintenance and expansion activities. The Company's liquidity is affected by both the cyclical nature of its business and its level of net sales. The Company believes that operating cash flow and its line of bank credit will be sufficient to cover its short-term and long-term capital expenditures and debt payment obligations. Nevertheless, Trianon Industries's ability to meet these liquidity demands will depend upon future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond Trianon Industries's control.

FINANCIAL CONDITION

At March 31, 1999, Trianon Industries had available cash, cash equivalents and marketable securities totaling $19.0 million, compared to $26.1 million at December 31, 1998. At March 31, 1999, Trianon Industries had current assets of $318.1 million, compared to $377.4 million in current liabilities, giving it negative working capital of $59.3 million, compared to $80.2 million at December 31, 1998.

At March 31, 1999, Trianon Industries had $16.5 million available under its Amended and Restated Credit Agreement among Aetna, Trianon Industries, Aetna Holdings, Aetna Export Sales Co., Aetna Canada and NBD Bank (the "Senior Revolving Credit Facility"). Restricted cash of $10.7 million at March 31, 1999 represents cash held by Sofedit in a mutual fund until June 1999 to warranty an additional line of credit for Aetna Industries.

On March 31, 1999, short-term debt consisted of $13.0 million of bank overdraft, $56.7 million of line of credit, $30.9 million bank borrowing, promissory notes of $40.9 million. Long-term debt consisted of Senior notes of $85.0 million, long-term bank loans of $60.5 million, leasing contracts of $27.5 million and junior debt of $9.1 million.

CASH FLOWS

Net cash provided by operating activities was $1.6 million compared to $10.9 million in the same period of the prior year. The principal reason for the decrease in cash provided by operating activities is attributable to lower net income, tooling inventory increases, partially offset by increased depreciation and amortization.

Net cash used for investing activities was $7.5 million and $9.0 million for the three months ended March 31, 1999 and 1998, respectively. The change was due principally to decreased capital expenditures in North America. Capital expenditures in Europe reached $6.8 million for the three months ended March 31, 1999, compared to $5.9 million for the same period in 1998.

Net cash provided by financing was $0.7 million compared to cash provided of $0.5 million for the three months ended March 31, 1999 and 1998 respectively. This change was principally due to an increase in medium term loans in Europe in 1999.

EUROPEAN MONETARY UNION

Since substantial portions of Trianon Industries's activities are carried out in Europe, Trianon Industries is actively preparing for the introduction of a single European currency. After January 1, 1999, Trianon Industries will be required, upon the request of any party with which it transacts to use the euro as a currency of payment in its European commercial activities in certain financial transactions and in dealings with administrative bodies. On the basis of currently available information, Trianon Industries does not expect that expenses to be incurred in connection with the introduction of the euro as a currency of payment for Trianon Industries will have a material adverse effect on the results of operations or financial position of Trianon Industries.

YEAR 2000

Trianon Industries has conducted a review of its computer systems to identity those areas that may not be Year 2000 compliant and is developing a plan to resolve the issue. Trianon Industries believes that by modifying existing software and obtaining new releases of licensed software, the Year 2000 transition can be carried out without significant operational expenses or significant investments in computer systems improvements. On the basis of currently available information, Trianon Industries does not expect that expenses be incurred in connection with the continuing identification of systems which are not Year 2000 compliant and with their replacement or upgrade will have a material adverse impact on the results of operations or financial position of Trianon Industries. There can be, however, no assurances of the absence of any disruptions in Trianon Industries's own systems or those of its customers and suppliers. Trianon Industries considers that sufficient resources have been dedicated to address these issues in a timely manner.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 addresses the accounting for derivative instruments. This statement is not expected to have a material effect on Trianon Industries's financial position or results of operations.

In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5 ("SOP") 98-5), "Reporting on the Costs of Start-up Activities. This statement prescribes accounting treatment for start-up activities and is effective for fiscal years beginning after December 15, 1998. The adoption of this statement did not have a material effect on Trianon Industries's financial position or result of operations.

FUTURE OPERATING RESULTS

With the exception of historical matters, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties, including, but not limited to, factors related to the highly competitive nature of the automotive supplier industry and its sensitivity to changes in general economic conditions, the results of financing efforts and other factors discussed in Aetna's or Trianon Industries's filings with the Securities and Exchange Commission. Such factors could cause Trianon Industries's actual results during the remainder of 1999 and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of Aetna or Trianon Industries. There can be no assurance that additional sources of financing will not be required during the next twelve months as a result of unanticipated cash demands or opportunities for expansion or acquisition, changes in growth strategy or adverse operating results. There can be no assurance that any additional funds required, whether within the next twelve months or thereafter, will be available to Aetna or Trianon Industries on satisfactory terms.

AETNA
RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, Aetna's statement of operations expressed as a percentage of net sales. This table and subsequent discussions should be read in conjunction with the condensed consolidated financial statements and related notes thereto of Aetna included elsewhere herein.

AS A PERCENTAGE OF NET SALES
THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

                                          THREE MONTHS ENDED
                                         MARCH 31,      MARCH 31,
                                            1999           1998
                                            ----           ----

Net sales                                     100.0%         100.0%
Cost of sales                                  87.9%          84.7%
                                        -------------  -------------
Gross profit                                   12.1%          15.3%
Selling, general and
administrative expenses                         7.4%           8.5%
                                        -------------  -------------

Operating income (loss)                         4.7%           6.8%
Interest expense, net                           5.7%           5.4%
                                        -------------  -------------

Income (loss) before
 income taxes                                 (1.0%)           1.4%
                                        -------------  -------------

Income tax provision (credit)                 (0.2%)           0.4%
Net loss                                      (0.8%)           1.0%
                                        =============  =============



NET SALES: Net sales for the first quarter of 1999 were $66.8 million, or 25.9% higher than first quarter 1998 sales of $53.1 million. Production sales of $58.8 million in the first quarter of 1999 were up $6.3 million from $52.5 million in the first quarter of 1998, due to Daimler Chrysler Jeep Grand Cherokee and the Cami Grand Vitara. Tooling and prototype sales were up $ 7.7 million for the same period.

GROSS PROFIT: Gross profit was 8.1 million, or 12.1% of net sales, for the first quarter of 1999 compared to $ 8.1 million, or 15.3 % of net sales, for the same period in 1998. The decrease in gross profit was primarily the result of higher tooling sales with little or no associated margin and the loss of higher margin products such as Daimler Chrysler's mini-van.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES: SG&A expenses for the first quarter of 1999 were $5.0 million, or 7.4% of net sales, compared to $ 4.5 million, or 8.5% of net sales, for the same period in 1998. As a percent of net sales, the decrease was a result of launch expense that is no longer being incurred.

INTEREST EXPENSE: Interest expense for the first quarter of 1999 was $3.8 million, or 5.7% of net sales, compared to $2.9 million or 5.4% of net sales for the same period in 1998. Interest expense was impacted by higher levels of short-term debt used to finance the launch of the Saturn and WJ programs, and other working platform capital requirements.

INCOME TAXES: The income tax credit in the first quarter of 1999 was $0.1 million as compared to income tax of $ 0.2 million for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Aetna's principal capital requirements are to fund working capital needs, to meet required debt payments and to complete planned maintenance and expansion expenditures.

At March 31, 1999 there was $16.5 million available under the Senior Revolving Credit Facility. Management currently anticipates that its operating cash flow, together with available borrowings under the Senior Revolving Credit Facility, will be sufficient to meet working capital requirements, capital expenditure requirements, and interest requirements on debt obligations.

The terms of the indenture pursuant to which the Senior Notes were issued contains certain restrictive covenants which include restrictions on the ability of Aetna, Aetna Canada and Export from paying dividends or making certain other payments to Aetna Holdings or Trianon Industries.

CASH FLOWS

Net cash flows provided by (used for) operations for the three months ended March 31, 1999 aggregated $6.6 million. This compares to net cash used for operations of $ 1.8 million for the same period in 1998. The increase is due primarily to decrease in tooling inventory and increased depreciation and amortization expenses.

Net cash flows provided by (used for) investing activities aggregated $0.7 million for the three months ended March 31, 1999 as compared to $3.2 million for the same period in 1998 and consists principally of capital expenditures. The major capital projects during 1999 have been the purchase of robots for the Saturn Innovate launch, equipment to support Aetna's development lab for 3 dimensional remote welding, and the purchase and installation of robots to support increased volume requirements for the GM rear suspension assembley.

Net cash flows provided by (used for) financing aggregated $7.1 million for the three months ended March 31, 1999 as compared to $5.3 million for the same period in the prior year and in both cases represented increases in the Senior Revolving Credit Facility.

Item 4.           Submission of Matters to a Vote of Security Holders

                  Pursuant to a Consent in Lieu of Special Meeting of the Stockholders of Trianon which was distributed to its stockholders on December 17, 1998, the Board of Directors proposed an amendment to Tiranon's Restated Certificate of Incorporation to (i) change the name of the corporation from MS Acquisition Corp. to Trianon Industries Corp., (ii) increase the number of authorized shares of Trianon's Series A Preferred Stock from 293,123 shares to 405,000 shares and (iii) provide Trianon's Board of Directors the election to pay dividends accruing on shares of Series A Preferred Stock, in lieu of cash dividends, in additional shares of Series A Preffered Stock. The amendment is attached to this Quarterly Report on Form 10-Q as exhibit 3(i).

                  The proposal was adopted by the votes indicated (which constituted the affirmative vote of more than one-half of the shares voting for each class and series of stock).


                                       Common Stock                      Preferred Stock
                          -------------------------------------     ------------------------
                          Series A-1   Series A-2    Series A-3      Series A      Series B
                          ----------   ----------    ----------      --------      --------
For the Proposal:           1,391,193   1,235,507       885,213     112,760.18      235,169
Against the Proposal:               0           0             0              0            0
Abstaining:                   282,525      90,775        17,285       2,207.20       34,831

ITEM 5. DISCLOSURE OF QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET
        RISKS

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

PART II. OTHER INFORMATION


ITEM 1.    NOT APPLICABLE

ITEM 2.    NOT APPLICABLE

ITEM 3.    NOT APPLICABLE

ITEM 4.    SUBMISSION OF MATTERS TO A
           VOTE OF SECURITY HOLDERS

ITEM 5.    NOT APPLICABLE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

EXHIBIT NO.                       DESCRIPTION OF EXHIBITS



3.1(i) Amendment to Trianon Industries Corp. Restated Certificate of Incorporation filed with the Delaware Secretary of State on May 12, 1999.

4.1 Fifth Amendment to Credit Agreement dated as of February 12, 1999, by and among Aetna Industries, Inc., the Guarantors party thereto, the lenders, NBD Bank as the agent.

27.1    Financial Data Schedule for Aetna Industries, Inc. (EDGAR Filing Only)

27.2    Financial Data Schedule for Trianon Industries Corp. (EDGAR Filing Only)


(b) Reports on Form 8-K


    None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

The signatory hereby acknowledges and adopts the typed form of his name in the electronic filing of this document with the Securities and Exchange Commission.

                                         Aetna Industries, Inc.


Date: May 14, 1999                       By:  s/ Harold A. Brown
                                            -------------------
                                         Harold A. Brown
                                         Secretary, Vice President, Finance
                                         and Chief Financial Officer

                                         Trianon Industries Corp.
Date: May 14, 1999
                                         By:  s/ Harold A. Brown
                                            -------------------
                                         Harold A. Brown
                                         Secretary, Vice President North America

EXHIBIT INDEX



Exhibit No.      Description of Exhibits
-----------      -----------------------

3.1(i) Amendment to Trianon Industries Corp. Restated Certificate of Incorporation filed with the Delaware Secretary of State on May 12, 1999.

4.1 Fifth Amendment to Credit Agreement dated as of February 12, 1999, by and among Aetna Industries, Inc., the Guarantors party thereto, the lenders, NBD Bank as the agent.

27.1             Financial Data Schedule for Aetna Industries, Inc.

27.2             Financial Data Schedule for Trianon Industries Corp.