Form 10-Q/A
period 1999-03-31
TRIANON INDUSTRIES CORP; AETNA INDUSTRIES INC
filed 1999-05-18
CIK 1021907, 1022657

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                                AMENDMENT NO. 1

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

                                         Aetna Industries, Inc.


Date: May 17, 1999                       By:  s/ Harold A. Brown
                                            -------------------
                                         Harold A. Brown
                                         Secretary, Vice President, Finance
                                         and Chief Financial Officer

                                         Trianon Industries Corp.
Date: May 17, 1999
                                         By:  s/ Harold A. Brown
                                            -------------------
                                         Harold A. Brown
                                         Secretary, Vice President North America

EXHIBIT INDEX



Exhibit No.      Description of Exhibits
-----------      -----------------------

27.1             Financial Data Schedule for Aetna Industries, Inc.

27.2             Financial Data Schedule for Trianon Industries Corp.