Form 10-Q/A
period 1999-03-31
TRIANON INDUSTRIES CORP
filed 1999-05-20
CIK 1021907

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                                AMENDMENT NO. 2

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

                            TRIANON INDUSTRIES CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                       MARCH 31, 1999   DECEMBER 31, 1998
                                                                       --------------   -----------------
                                                                       (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and marketable securities                                             $18,958           $26,092
   Accounts receivable (less allowance for doubtful
       accounts of $1,721 and $1,921 respectively)                            174,126           181,375
    Inventories                                                               114,709           115,287
    Other current assets                                                       10,316             9,801
                                                                       --------------      ------------

Total current assets                                                          318,109           332,555
                                                                       --------------      ------------

Property, plant and equipment, net                                            193,426           203,271
Deferred costs and other assets                                                24,720            22,969
Goodwill                                                                       64,454            65,367
                                                                       --------------      ------------

TOTAL ASSETS                                                                 $600,709          $624,162
                                                                       ==============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                        $183,353          $173,517
     Accrued expenses                                                          48,639            82,250
     Current portion of long term and short term debt                         145,441           157,004
                                                                       --------------      ------------

Total current liabilities                                                     377,433           412,771
                                                                       --------------      ------------

Long-term debt, less current portion                                          182,125           167,477
Deferred income taxes and other long-term liabilities                          18,717            19,370
Redeemable preferred stock                                                     42,302            41,157
   Series A - $100 stated value; 293,123 shares authorized;
   142,424 shares issued and outstanding
   Series B - $100 stated value; 270,000 shares authorized;
   270,000 shares issued and outstanding
Stockholders' Equity (Deficit)
   Class A, common stock - $.01 par value, 12,000,000
    shares authorized, 3,902,498 shares issued and outstanding                     39                39
   Contributed paid-in capital                                                 40,708            40,708
   Retained earnings (accumulated deficit)                                    (54,795)          (54,910)
   Accumulated other comprehensive income (loss)                               (5,820)           (2,450)
                                                                       --------------      ------------

TOTAL LIABILITIES, PREFERRED STOCK AND
   SHAREHOLDER'S EQUITY (DEFICIT)                                            $600,709          $624,162
                                                                       ==============      ============


See accompanying notes to consolidated financial statements.

                            TRIANON INDUSTRIES CORP.
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                             (DOLLARS IN THOUSANDS)


                                                            THREE MONTHS ENDED
                                                            ------------------
                                                         MARCH 31,       MARCH 31,
                                                           1999            1998
                                                           ----            ----
                                                                (UNAUDITED)

Net sales                                                    $218,157      $136,873
Cost of sales                                                 191,932       120,735
                                                         ------------   -----------
Gross profit                                                   26,225        16,138

Selling, general and administrative expenses and
    research and development expenses                          14,673         9,833
                                                         ------------   -----------

Operating income (loss)                                        11,552         6,305
Interest expense, net                                           7,268         2,170
                                                         ------------   -----------

Income (loss) before income taxes                               4,284         4,135
Income tax provision (credit)                                   2,251         1,185
                                                         ------------   -----------
Income (loss) before discontinued operations                    2,033         2,950

Losses on discontinued operations, net of tax                     772             0
                                                         ------------   -----------
Net income (loss) before
preferred stock dividends                                       1,261         2,950

Preferred stock dividends                                       1,146             0
                                                         ------------   -----------

Net income available for common stockholders                     $115        $2,950
                                                         ============   ===========
Other comprehensive income (loss):
  Foreign currency translation adjustment                      (3,370)        6,165
                                                         ------------   -----------
Comprehensive income (loss)                                   $(3,255)       $9,115
                                                         ============   ===========


See accompanying notes to consolidated financial statements

                            TRIANON INDUSTRIES CORP.
                             CONDENSED CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                   THREE
                                                                   MONTHS
                                                                   ENDED
                                                          MARCH 31,      MARCH 31,
                                                            1999            1998
                                                            ----            ----
                                                                (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                        $ 1,261         $ 2,950
    Adjustments to reconcile net income to net cash
       provided by (used for) operating activities:
           Depreciation and amortization                       8,879           5,154
           Deferred income taxes                                  --             411
           Other non cash charges                                100             753
           Changes in other assets and liabilities            (8,565)          3,493
                                                         -----------    ------------

Net cash provided by (used for) operating activities           1,675          12,761
                                                         -----------    ------------


CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment                    (7,485)        (5,895)
Increase in other assets                                          (2)            (5)
                                                         -----------    ------------

Net cash provided by (used for) investing activities          (7,487)        (5,900)
                                                         -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in borrowings under line of credit               (1,298)        (1,138)
Repayment of long term debt                                   (9,825)        (3,608)
Borrowings of long term debt                                  11,776             --
                                                         -----------    ------------

Net cash provided by (used for) financing activities             653         (4,746)
                                                         -----------    ------------

Exchange Rate Variation                                       (1,975)          (548)

Net increase (decrease) in cash                               (7,134)          1,567
Cash - beginning of year                                      26,092          11,626
                                                         -----------    ------------

Cash - end of period                                         $18,958         $13,193
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

Tooling inventory at Sofedit is included in work in process at December 31, 1998 and has been included in tooling at March 31, 1999

3.   STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                 ACCUMULATED
                                                 ADDITIONAL      RETAINED           OTHER                TOTAL
                                 CONTRIBUTED      PAID IN        EARNINGS        COMPREHENSIVE       STOCKHOLDER'S
                                   CAPITAL        CAPITAL       (DEFICIT)           INCOME         EQUITY (DEFICIT)
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

                            TRIANON INDUSTRIES CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


4.  COMBINING FINANCIAL INFORMATION OF TRIANON INDUSTRIES
CORP BALANCE SHEET AS OF MARCH 31, 1999

                                             AETNA     TRIANON
                                 AETNA      HOLDINGS  INDUSTRIES     SOFEDIT    ELIMINATIONS  TOTAL


Total current assets             $ 82,720  $       -   $   5,789   $ 254,207  $  (24,607)  $ 318,109
Property, plant and
equipment, net                     70,744                  6,552     116,130                 193,426
Other long-term assets             32,372      8,247     131,745      21,781    (104,971)     89,174
                                 --------  ---------   ---------  ----------  ----------   ---------

Total assets                     $185,836  $   8,247   $ 144,086   $ 392,118  $ (129,578)  $ 600,709
                                 ========  =========   =========   =========  ==========   =========
Total current liabilities         104,859       (201)     46,114     235,100      (8,439)    377,433
Long-term debt                     88,125                 17,032      79,922     (12,031)    173,048
Junior subordinated notes                      9,077                                           9,077
Deferred income taxes and
other long-term liabilities         5,496                  3,478       9,743                  18,717
Redeemable preferred stock                                42,302                              42,302
Class A, common stock -
 $.01 par value,
12,000,000 shares
authorized, 3,902,498
outstanding                                                   39       1,274      (1,274)         39
Additional paid-in capital         14,024                 32,151      23,969     (29,436)     40,708
Retained earnings
 (accumulated deficit)            (26,494)      (629)      2,970      47,740     (78,382)    (54,795)
Cumulative translation
 adjustment                          (174)                            (5,630)        (16)     (5,820)
                                 --------  ---------   ---------   ---------  ----------   ---------
Total stockholders equity
 (deficit)                       $(12,644) $    (629)  $  35,160  $   67,353  $ (109,108)  $ (19,868)
                                 --------  ---------   ---------   ---------  ----------   ---------

Total liabilities and
shareholders equity
(deficit)                       $ 185,836  $   8,247   $ 144,086   $ 392,118  $ (129,578)  $ 600,709
                                =========  =========   =========   =========  ==========   =========

                            TRIANON INDUSTRIES CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


4.  COMBINING FINANCIAL INFORMATION OF TRIANON INDUSTRIES CORP. (CONTINUED)

CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31,1999

                                                          AETNA          TRIANON
                                           AETNA         HOLDINGS       INDUSTRIES       SOFEDIT       TOTAL

Net sales                                 $66,820      $    --          $     --         $151,337      $218,157
Cost of sales                              58,704                            182          133,046       191,932
                                          -------       -------         --------         --------      --------
Gross profit                                8,116           --              (182)          18,291        26,225
Selling, general and administrative
  expenses                                  4,560                            204            9,499        14,263
Other expenses                                411           --               --                (1)          410
                                          -------       -------         --------         --------      --------
Operating income (loss)                     3,145           --              (386)           8,793        11,552
Net interest expense                        3,815           245              837            2,371         7,268
                                          -------       -------         --------         --------      --------

Income (loss) before income taxes            (670)         (245)          (1,223)           6,422         4,284
Income tax provision (credit)                (126)          (83)            (415)           2,875         2,251
                                          -------       -------         --------         --------      --------
Income (loss) before discontinued
  operations and preferred stock
  dividend                                   (544)         (162)            (808)           3,547         2,033
Discontinued Operations                                                                       772           772
Preferred stock dividend                       --            --            1,146               --         1,146
                                          -------       -------         --------         --------      --------
Net income available to common
  stockholders                            $  (544)      $  (162)        $ (1,954)        $  2,775      $    115
                                          -------       -------         --------         --------      --------

Other comprehensive income (loss):
  Foreign currency translation
  adjustment                                   70            --              --            (3,440)       (3,370)
                                          -------       -------         --------         --------      --------
Comprehensive income (loss)                 ($474)        ($162)         ($1,954)        $   (665)     $ (3,255)
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


                              MARCH 31, 1999                          MARCH 31, 1998                         DECEMBER 1998
                              --------------                          --------------                         -------------
OPERATING                         NORTH                                   NORTH                                  NORTH
SEGMENTS            EUROPE       AMERICA       TOTAL        EUROPE       AMERICA       TOTAL       EUROPE       AMERICA       TOTAL
---------           ------       -------       -----        ------      --------       -----       ------       -------       -----
Revenues           $151,337     $ 66,820       $218,157    $136,873       $ -        $136,873     $542,037     $168,809     $710,848
EBIT                  8,793        2,759         11,552       6,305         -           6,305       19,255        7,569       26,824
Depreciation
 and amortization     6,087        2,792          8,879       5,154         -           5,154       23,405        8,438       31,843
Total assets       $392,118     $208,591       $600,709    $355,602         -        $355,602     $408,915     $215,247     $624,162

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

                             AETNA INDUSTRIES, INC.
                          (A WHOLLY-OWNED SUBSIDIARY OF
                            TRIANON INDUSTRIES CORP.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                              THREE MONTHS
                                                                 ENDED
                                                      APRIL 2,          MARCH 29,
                                                        1999             1998
                                                        ----             ----
                                                             (UNAUDITED)

Net Sales                                                 $66,820         $53,085
Cost of Sales                                              58,704          44,974
                                                          -------         -------
Gross Profit (loss)                                         8,116           8,111
Selling, general and administrative expenses                4,971           4,486
                                                          -------         -------
Operating income (loss)                                     3,145           3,625
Interest expense, net                                       3,815           2,866
                                                          -------         -------

Income (loss) before income taxes                           (670)             759
Income tax provision (credit)                               (126)             235
                                                          -------         -------

Net income (loss)                                         $ (544)         $   524
                                                          =======         =======

Other Comprehensive income (loss):
   Foreign currency translation adjustment                    70               --
                                                          -------         -------
   Comprehensive income (loss)                            $ (474)         $   524
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

                             AETNA INDUSTRIES, INC.
                          (A WHOLLY-OWNED SUBSIDIARY OF
                            TRIANON INDUSTRIES CORP.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                  THREE MONTHS
                                                                     ENDED
                                                           APRIL 2,         MARCH 29,
                                                             1999             1998
                                                             ----             ----
                                                                   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                         $  (544)         $    524
    Adjustments to reconcile net income to net cash
       provided by (used for) operating activities:
           Depreciation and amortization                         2,406            1,941
           Changes in other assets and liabilities               4,715           (4,285)
                                                         --------------   --------------

Net cash provided by (used for) operating activities             6,577           (1,820)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in other assets                                         (704)           (3,214)
                                                         --------------   --------------

Net cash used for investing activities                           (704)           (3,214)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in borrowings under line
    of credit                                                  (12,100)           5,275
Capital Contribution                                             5,000               --
                                                         --------------   --------------

Net cash provided by (used for) financing activities            (7,100)           5,275
                                                         --------------   --------------

Exchange Rate Variation                                             70               --

Net increase (decrease) in cash                                 (1,157)             241
Cash - beginning of year                                         1,185               23
                                                         --------------   --------------

Cash - end of period                                          $     28         $    264
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

                             AETNA INDUSTRIES, INC.
                          (A WHOLLY-OWNED SUBSIDIARY OF
                            TRIANON INDUSTRIES CORP.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


2.        INVENTORIES
Inventories are comprised of the following:

                                                                         APRIL 2,       DECEMBER 31,
                                                                           1999             1998
                                                                       ------------     ------------
Raw materials                                                          $      1,048     $        881
Work-in-process                                                               2,668            2,333
Finished goods                                                                1,441            1,670
Tooling                                                                      39,463           40,724
                                                                       ------------     ------------
Inventories valued at FIFO                                                   44,620           45,608
LIFO Reserve                                                                   (200)            (200)
                                                                       ------------     ------------
                                                                             44,420           45,408

Purchased parts and purchased labor                                           3,024            2,356
                                                                       ------------     ------------
Total inventories                                                      $     47,444     $     47,764
                                                                       ============     ============



3.       STOCKHOLDER'S EQUITY (DEFICIT)




                                                                                                    TOTAL
                                             CONTRIBUTED      ACCUMULATED      ACCUMLATED       STOCKHOLDER'S
                                               CAPITAL          DEFICIT          OTHER              EQUITY
                                                                              COMPHREHENSIVE      (DEFICIT)
                                                                                 INCOME

Balance at December 31,1998                      $   9,024      $  (25,950)        $  (244)    $   (17,170)
Translation adjustment                                   -               -              70              70
Capital Contribution                                 5,000                                           5,000
Net loss                                                              (544)              -            (544)
                                                -----------   --------------     ----------- ---------------

Balance at April 2, 1999                        $   14,024      $  (26,494)        $  (174)    $   (12,644)
                                                -----------   --------------     ----------- ---------------

ITEM 3. DISCLOSURE OF QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET
        RISKS

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


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Pursuant to a Consent in Lieu of Special Meeting of the Stockholders of Trianon which was distributed to its stockholders on December 17, 1998, the Board of Directors proposed an amendment to Trianon's Restated Certificate of Incorporation to (i) change the name of the corporation from MS Acquisition Corp. to Trianon Industries Corp., (ii) increase the number of authorized shares of Trianon's Series A Preferred Stock from 293,123 shares to 405,000 shares and (iii) provide Trianon's Board of Directors the election to pay dividends accruing on shares of Series A Preferred Stock, in lieu of cash dividends, in additional shares of Series A Preffered Stock. The amendment is attached to this Quarterly Report on Form 10-Q as exhibit 3(i).

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

                                         Aetna Industries, Inc.


Date: May 20, 1999                       By:  s/ Harold A. Brown
                                            -------------------
                                         Harold A. Brown
                                         Secretary, Vice President, Finance
                                         and Chief Financial Officer

                                         Trianon Industries Corp.
Date: May 20, 1999
                                         By:  s/ Harold A. Brown
                                            -------------------
                                         Harold A. Brown
                                         Secretary, Vice President North America