Form 10-Q/A
period 1999-03-31
TRIANON INDUSTRIES CORP
filed 1999-07-29
CIK 1021907

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A
                                AMENDMENT NO. 3


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

EXPLANATORY NOTE

This Amendment No.3 to Form 10-Q for the quarterly period ended March 31, 1999 is made to reflect accounting treatment of discontinued operations expense not recognized as a specific income statement line item in the original filing of Form 10-Q. Originally, the Form 10-Q reflected discontinued operations within earnings before tax. This amendment restates the income statement to correctly reflect discontinued operations expense of $531,000.


Revised Item #1, FINANCIAL STATEMENTS, and Item #2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS as amended are included in their entirety as part of this Form 10-Q/A.

In addition, certain reclassifications were made to additional paid-in-capital and retained earnings in the COMBINING FINANCIAL INFORMATION of TRIANON CORP BALANCE SHEET AS OF MARCH 31, 1999.

INDEX

PART I        FINANCIAL INFORMATION                                        PAGE

Item 1.       FINANCIAL STATEMENTS OF TRIANON INDUSTRIES CORP.

              Condensed Consolidated Balance Sheets -
              March 31, 1999 and December 31, 1998                           3

              Consolidated Statements of Operations and
              Comprehensive Income - three months ended March 31,
              1999 and March 31, 1998                                        4

              Condensed Consolidated Statements of Cash Flows -
              three months ended March 31, 1999
              and March 31, 1998                                             5

              Notes to Consolidated Financial Statements                     6

              FINANCIAL STATEMENTS OF AETNA INDUSTRIES, INC.

              Condensed Consolidated Balance Sheets -
              April 2, 1999 and December 31, 1998                           11

              Consolidated Statements of Operations and
              Comprehensive Income (Loss) - three months ended
              April 2, 1999 and March 29, 1998                              12

              Condensed Consolidated Statements of Cash Flows -
              three months ended April 2, 1999
              and March 29, 1998                                            13

              Notes to Consolidated Financial Statements                    14

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 16

              Signatures                                                    23



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

                            TRIANON INDUSTRIES CORP.
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                             (DOLLARS IN THOUSANDS)


                                                            THREE MONTHS ENDED
                                                            ------------------
                                                         MARCH 31,       MARCH 31,
                                                           1999            1998
                                                           ----            ----
                                                                (UNAUDITED)

Net sales                                                    $218,157      $134,150
Cost of sales                                                 191,932       117,871
                                                         ------------   -----------
Gross profit                                                   26,225        16,279

Selling, general and administrative expenses and
    research and development expenses                          14,673         9,413
                                                         ------------   -----------

Operating income (loss)                                        11,552         6,866
Interest expense, net                                           7,268         2,053
                                                         ------------   -----------

Income (loss) before income taxes                               4,284         4,813
Income tax provision (credit)                                   2,251         1,332
                                                         ------------   -----------
Income (loss) before discontinued operations                    2,033         3,481

Losses on discontinued operations, net of tax                     772           531
                                                         ------------   -----------
Net income (loss) before
preferred stock dividends                                       1,261         2,950

Preferred stock dividends                                       1,146             0
                                                         ------------   -----------

Net income available for common stockholders                     $115        $2,950
                                                         ============   ===========
Other comprehensive income (loss):
  Foreign currency translation adjustment                      (3,370)        6,165
                                                         ------------   -----------
Comprehensive income (loss)                                   $(3,255)       $9,115
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

                            TRIANON INDUSTRIES CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


4.  COMBINING FINANCIAL INFORMATION OF TRIANON INDUSTRIES
CORP BALANCE SHEET AS OF MARCH 31, 1999

                                             AETNA     TRIANON
                                 AETNA      HOLDINGS  INDUSTRIES     SOFEDIT    ELIMINATIONS  TOTAL


Total current assets             $ 82,720  $       -   $   5,789   $ 254,207  $  (24,607)  $ 318,109
Property, plant and
equipment, net                     70,744                  6,552     116,130                 193,426
Other long-term assets             32,372      8,247     131,745      21,781    (104,971)     89,174
                                 --------  ---------   ---------  ----------  ----------   ---------

Total assets                     $185,836  $   8,247   $ 144,086   $ 392,118  $ (129,578)  $ 600,709
                                 ========  =========   =========   =========  ==========   =========
Total current liabilities         104,859       (201)     46,114     235,100      (8,439)    377,433
Long-term debt                     88,125                 17,032      79,922     (12,031)    173,048
Junior subordinated notes                      9,077                                           9,077
Deferred income taxes and
other long-term liabilities         5,496                  3,478       9,743                  18,717
Redeemable preferred stock                                42,302                              42,302
Class A, common stock -
 $.01 par value,
12,000,000 shares
authorized, 3,902,498
outstanding                                                   39       1,274      (1,274)         39
Additional paid-in capital         14,024                 32,658      23,969     (29,943)     40,708
Retained earnings
 (accumulated deficit)            (26,494)      (629)      2,463      47,740     (77,875)    (54,795)
Cumulative translation
 adjustment                          (174)                            (5,630)        (16)     (5,820)
                                 --------  ---------   ---------   ---------  ----------   ---------
Total stockholders equity
 (deficit)                       $(12,644) $    (629)  $  35,160  $   67,353  $ (109,108)  $ (19,868)
                                 --------  ---------   ---------   ---------  ----------   ---------

Total liabilities and
shareholders equity
(deficit)                       $ 185,836  $   8,247   $ 144,086   $ 392,118  $ (129,578)  $ 600,709
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


                              MARCH 31, 1999                          MARCH 31, 1998                         DECEMBER 1998
                              --------------                          --------------                         -------------
OPERATING                         NORTH                                   NORTH                                  NORTH
SEGMENTS            EUROPE       AMERICA       TOTAL        EUROPE       AMERICA       TOTAL       EUROPE       AMERICA       TOTAL
---------           ------       -------       -----        ------      --------       -----       ------       -------       -----
Revenues           $151,337     $ 66,820       $218,157    $134,150       $ -        $134,150     $542,037     $168,809     $710,848
EBIT                  8,793        2,759         11,552       6,866         -           6,866       19,255        7,569       26,824
Depreciation
 and amortization     6,087        2,792          8,879       5,154         -           5,154       23,405        8,438       31,843
Total assets       $392,118     $208,591       $600,709    $355,602         -        $355,602     $408,915     $215,247     $624,162


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

AS A PERCENTAGE OF NET SALES

                                                THREE
                                                MONTHS
                                                 ENDED
                                         MARCH 31,      MARCH 31,
                                            1999           1998
                                            ----           ----

Net sales                                     100.0%         100.0%
Cost of sales                                  88.0%          87.1%
                                        -------------  -------------
Gross profit                                   12.0%          12.9%
Selling, general and
administrative expenses                         6.8%           7.5%
                                        -------------  -------------

Operating income (loss)                         5.2%           5.4%
Interest expense, net                           3.3%           3.2%
                                        -------------  -------------

Income (loss) before
 income taxes                                   1.9%           2.2%
                                        -------------  -------------

Income tax provision (credit)                   1.0%           0.6%
Net income                                      0.0%           1.6%
                                        =============  =============




THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO PROFORMA THREE MONTHS ENDED MARCH 31, 1998


NET SALES: Net sales were $218.1 million, up 16.5% from the $187.2 million for the three months ended March 31, 1999. Net sales in North America was 25.9% higher in the first three months in 1999 than 1998. The increase in North America Sales was due to DaimlerChrysler Jeep Grand Cherokee and the Cami Vitara, and an increase in tooling and prototype sales. Net sales in Europe were up 12.7% in the first quarter 1999 from 1998, or 7.2% excluding the effects of foreign exchange. The increase in European sales was due to both a general growth in the car market and to the launch of the Renault Clio II, Peugeot 20, and the Mercedes Class S in 1998 which reached full production in 1999.



GROSS PROFIT: Gross profit was $26.2 million, or 12.0% of net sales, for the three months ended March 31, 1999 compared to $24.2 million, or 12.9% of net sales, for the same period in 1998. In North America, gross profit was $8.1 million for three months ended 1999 and 1998. In Europe, gross profit reached $18.3 million or 12.1% of net sales, versus $16.3 million or 12.1% of net sales in 1998. The increase in European gross margin is mainly due to reducing launch and project costs and to the first effect of cost saving plans implemented at several production facilities.



SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES: SG&A expenses for the three months ended March 31,1999 were $14.1 million, or 7.5% of net sales, compared to $14.5 million, or 7.6% of net sales, for the same period in 1998. Increased costs were due to increased project team activity and the reinforcement of the current management structure.



INTEREST EXPENSE: Interest expense for the three months ended March 31, 1999 was $7.3 million, or 3.3% of net sales, compared to $6.0 million, or 3.2% of net sales in the same period in the prior year. The increase in interest expense is due principally to a sharp increase in tooling inventory relating to two major projects in North America. In Europe, interest expense was $2.4 million or 1.6% of sales, versus $2.1 million for the same period in 1998. Excluding the effect of exchange rate fluctuations, interest expense in Europe raised by 4.7%. The increase is mainly due to a $7.3 million increase in medium and short term debt.


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

FINANCIAL CONDITION

At March 31, 1999, Trianon Industries had available cash, cash equivalents and marketable securities totaling $19.0 million, compared to $26.1 million at December 31, 1998. At March 31, 1999, Trianon Industries had current assets of $318.1 million, compared to $377.4 million in current liabilities, giving it negative working capital of $59.3 million, compared to negative $80.2 million at December 31, 1998.

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

On March 31, 1999, short-term debt consisted of $13.0 million of bank overdraft, $56.7 million of line of credit, $34.8 million bank borrowing, promissory notes of $40.9 million. Long-term debt consisted of Senior notes of $85.0 million, long-term bank loans of $60.5 million, leasing contracts of $27.5 million and junior debt of $9.1 million.

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
                                        =============  =============



NET SALES: Net sales for the first quarter of 1999 were $66.8 million, or 25.9% higher than first quarter 1998 sales of $53.1 million. Production sales of $58.8 million in the first quarter of 1999 were up $6.3 million from $52.5 million in the first quarter of 1998, due to DaimlerChrysler Jeep Grand Cherokee and the Cami Vitara. Tooling and prototype sales were up $ 7.7 million for the same period.

GROSS PROFIT: Gross profit was $8.1 million, or 12.1% of net sales, for the first quarter of 1999 compared to $ 8.1 million, or 15.3 % of net sales, for the same period in 1998. The decrease in gross profit was primarily the result of higher tooling sales with little or no associated margin and the loss of higher margin products such as DaimlerChrysler's mini-van.

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

CASH FLOWS

Net cash flows provided by operations for the three months ended March 31, 1999 aggregated $6.6 million. This compares to net cash used for operations of $ 1.8 million for the same period in 1998. The increase is due primarily to decrease in tooling inventory and increased depreciation and amortization expenses.

Net cash flows used for investing activities aggregated $0.7 million for the three months ended March 31, 1999 as compared to $3.2 million for the same period in 1998 and consists principally of capital expenditures. The major capital projects during 1999 have been the purchase of robots for the Saturn Innovate launch, equipment to support Aetna's development lab for 3 dimensional remote welding, and the purchase and installation of robots to support increased volume requirements for the GM rear suspension assembly.

Net cash flows used for financing aggregated $7.1 million for the three months ended March 31, 1999 as compared to cash provided of $5.3 million for the same period in the prior year. 1999 included a $5.0 million capital contribution from Trianon, offset by decreases in the Senior Revolving Credit Facility of $12.1 million, while 1998 represented an increase in the Senior Revolving Credit Facility.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

The signatory hereby acknowledges and adopts the typed form of his name in the electronic filing of this document with the Securities and Exchange Commission.

                                         Aetna Industries, Inc.


Date: July 29, 1999                     By:  s/ Harold A. Brown
                                            -------------------
                                         Harold A. Brown
                                         Secretary, Vice President, Finance
                                         and Chief Financial Officer

                                         Trianon Industries Corp.
Date: July 29, 1999
                                         By:  s/ Harold A. Brown
                                            -------------------
                                         Harold A. Brown
                                         Secretary, Vice President North America