Form 10-Q
period 1999-06-30
TRIANON INDUSTRIES CORP; AETNA INDUSTRIES INC
filed 1999-08-16
CIK 1021907, 1022657

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934 For the quarterly period ended June 30, 1999.

                                       OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from               to
                                           --------------   ------------------

Commission File No. 333-11801-01 Trianon Industries Corp. Commission File No. 333-11801 Aetna Industries, Inc.

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

                                    Yes X No
                                ---------------

As of August 16, 1999, there were 1,000 shares of Aetna Industries, Inc. common stock outstanding and 3,902,498 shares of Trianon Industries Corp. common stock outstanding.

INDEX

PART I    FINANCIAL INFORMATION
          PAGE

Item 1.   FINANCIAL STATEMENTS OF TRIANON INDUSTRIES CORP.

          Condensed Consolidated Balance Sheets -
          June 30, 1999 and December 31, 1998                             3

          Consolidated Statements of Operations and
          Comprehensive Income (Loss)- three and six months ended
          June 30, 1999 and June 30, 1998                                 4

          Condensed Consolidated Statements of Cash Flows -
          six months ended June 30, 1999 and June 30, 1998                5

          Notes to Consolidated Financial Statements                      6

          FINANCIAL STATEMENTS OF AETNA INDUSTRIES, INC.

          Condensed Consolidated Balance Sheets -
          July 4, 1999 and December 31, 1998                              12

          Consolidated Statements of Operations and
          Comprehensive Income (Loss) - three and six months ended
          July 4, 1999 and June 28, 1998                                  13

          Condensed Consolidated Statements of Cash Flows -
          six months ended July 4, 1999 and June 28, 1998                 14

          Notes to Consolidated Financial Statements                      15

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   17

Item 3.   Qualitative and Quantitative Disclosure About
          Market Risk                                                     23

Item 4.   Submission of Matters to a Vote of Security Holders.            23

PART II   OTHER INFORMATION                                               25

          Description of Exhibits                                         26

          Signatures

          Exhibit Index

PART I. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS

                            TRIANON INDUSTRIES CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                          JUNE 30, 1999  DECEMBER 31, 1998
                                                                          -------------  -----------------
                                                                           (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and marketable securities                                            $  31,138          $  26,092
   Accounts receivable (less allowance for doubtful
       accounts of $2,143 and $1,921 respectively)                             191,727            181,375
    Inventories                                                                106,880            115,287
    Other current assets                                                        13,288              9,801
                                                                             ---------          ---------

Total current assets                                                           343,033            332,555
                                                                             ---------          ---------

Property, plant and equipment, net                                             187,153            203,271
Deferred costs and other assets                                                 25,228             22,969
Goodwill                                                                        62,878             65,367
                                                                             ---------          ---------

TOTAL ASSETS                                                                 $ 618,292          $ 624,162
                                                                             =========          =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                        $ 186,340          $ 173,517
     Accrued expenses                                                           53,464             82,250
     Current portion of long term and short term debt                          180,823            157,004
                                                                             ---------          ---------

Total current liabilities                                                      420,627            412,771
                                                                             ---------          ---------

Long-term debt, less current portion                                           158,654            167,477
Deferred income taxes and other long-term liabilities                           18,402             19,370
Redeemable preferred stock                                                      42,715             41,157
   Series A - $100 stated value; 405,000 shares authorized; 142,424 shares issued and outstanding
   Series B - $100 stated value; 270,000 shares
   authorized; 270,000 shares issued and outstanding
Stockholders' Equity (Deficit)
   Class A, common stock - $.01 par value, 20,000,000
    shares authorized, 3,902,498 shares issued and outstanding                      39                 39
    Contributed paid-in capital                                                 41,658             40,708
    Retained earnings (accumulated deficit)                                    (56,358)           (54,910)
    Accumulated other comprehensive income (loss)                               (7,445)            (2,450)
                                                                             ---------          ---------
Total shareholders' equity (deficit)                                           (22,106)           (16,613)

TOTAL LIABILITIES, PREFERRED STOCK AND
   SHAREHOLDER'S EQUITY (DEFICIT)                                            $ 618,292          $ 624,162
                                                                             =========          =========

See accompanying notes to consolidated financial statements

                            TRIANON INDUSTRIES CORP.
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                             (DOLLARS IN THOUSANDS)



                                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                               ------------------           ----------------
                                                              JUNE 30,    JUNE 30,        JUNE 30,     JUNE 30,
                                                                1999        1998            1999         1998
                                                                ----        ----            ----         ----
                                                                  (UNAUDITED)                   (UNAUDITED)
                                                                  -----------                   -----------

Net sales                                                    $ 207,652    $ 188,101       $ 425,810    $ 322,251
Cost of sales                                                  181,047      168,080         372,980      285,951
                                                             ---------    ---------       ---------    ---------
Gross profit                                                    26,605       20,021          52,830       36,300

Selling, general and administrative expenses and
    research and development expenses                           16,869       14,549          31,543       23,962
                                                             ---------    ---------       ---------    ---------
Operating income (loss)                                          9,736        5,472          21,287       12,338
Interest expense, net                                            7,409        6,929          14,677        8,982
                                                             ---------    ---------       ---------    ---------

Income (loss) before income taxes                                2,327       (1,457)          6,610        3,356
Income tax provision                                             2,150           96           4,400        1,428
                                                             ---------    ---------       ---------    ---------
Income (loss) before discontinued operations                       177       (1,553)          2,210        1,928

Share in net income of equity investees
   and minority interest                                           199           --             199           --

Losses on discontinued operations, net of tax                      385          959           1,157        1,490
                                                             ---------    ---------       ---------    ---------
Net income (loss) before
  Preferred stock dividends                                       (407)      (2,512)            854          438

Preferred stock dividends                                        1,156          362           2,302          362
                                                             ---------    ---------       ---------    ---------

Net income (loss) available for common stockholders          ($  1,563)   ($  2,874)      ($  1,447)   $      76
                                                             ---------    ---------       ---------    ---------

Other comprehensive income/(loss):
  Foreign currency translation adjustment                       (1,625)      (6,688)         (4,995)        (523)
                                                             ---------    ---------       ---------    ---------
Comprehensive income                                         ($  3,188)   ($  9,562)      ($  6,442)   ($    447)
                                                             =========    =========       =========    =========

See accompanying notes to consolidated financial statements

                            TRIANON INDUSTRIES CORP.
                             CONDENSED CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                SIX MONTHS ENDED
                                                             JUNE 30,     JUNE 30,
                                                              1999          1998
                                                              ----          ----
                                                                 (UNAUDITED)
CASH FLOW FROM OPERATING ACTIVITIES
    Net income (loss)                                       $    854    $    438
    Adjustments to reconcile net income to net cash
       provided by (used for) operating activities:
           Depreciation and amortization                      18,244      15,844
           Other non cash charges                              1,768         (45)
           Changes in other assets and liabilities            (1,188)     15,027
                                                            --------    --------
Net cash provided by (used for) operating activities          19,678      31,264
                                                            --------    --------


CASH FLOW FROM INVESTING ACTIVITIES
Additions to property, plant and equipment                   (15,086)    (18,864)
(Increase) decrease  in other assets                          (3,657)      1,135
                                                            --------    --------

Net cash provided by (used for) investing activities         (18,743)    (17,729)
                                                            --------    --------

CASH FLOW FROM FINANCING ACTIVITIES
Dividends paid                                                    --      (2,377)
Net increase (decrease) in borrowings under line of credit    36,432      10,603
Repayment of long term debt                                  (81,362)    (14,975)
Borrowings of long term loan                                  51,988       4,508
                                                            --------    --------

Net cash provided by (used for) financing activities           7,058      (2,241)
                                                            --------    --------

Exhange Rate Variation                                        (2,947)          5

Net increase (decrease) in cash                                5,046      11,299
Cash - beginning of year                                      26,092      11,626
                                                            --------    --------

Cash - end of period                                        $ 31,138    $ 22,925
                                                            ========    ========

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

     As a result of the Combination being accounted for as a reverse acquisition, the financial statements included herein for the three month period ended March 31, 1998 represent the historical information of Sofedit, as predecessor. The consolidated balance sheet at June 30, 1999 represents the consolidated financial position of Sofedit and Trianon Industries.

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

     The statements of operations and cash flows for the six months ended June 30, 1998 represent the six month financial data of Sofedit plus three months financial data of Trianon Industries. On a pro forma basis, Trianon Industries had net sales of $375.3 million, and pre-tax income of $2.7 million, for the six months ended June 30, 1998.

                            TRIANON INDUSTRIES CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

2.   INVENTORIES

     Inventories are comprised of the following:


                                    JUNE 30,   DECEMBER 31,
                                     1999         1998
                                  ---------    ---------
       Raw materials              $  22,797    $  27,131
       Work-in-process               25,619       31,976
       Finished goods                13,547       18,839
       Tooling                       47,529       40,724
                                  ---------    ---------
       Inventories, gross           109,492      118,670

       Less valuation allowance      (2,612)      (3,383)
                                  ---------    ---------

       Total inventories          $ 106,880    $ 115,287
                                  =========    =========



Tooling inventory at Sofedit is included in work in process at December 31, 1998 and has been included in tooling at June 30, 1999

3.   STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                   ACCUMULATED
                                                    ADDITIONAL      RETAINED          OTHER             TOTAL
                                    CONTRIBUTED      PAID IN        EARNINGS      COMPREHENSIVE    STOCKHOLDER'S
                                      CAPITAL        CAPITAL        (DEFICIT)     INCOME (LOSS)   EQUITY (DEFICIT)

Balance at December 31, 1998           $    39        $ 40,708        ($54,910)       ($2,450)       ($16,613)
Reversal of Stock Offering Costs                           950                                            950
Translation adjustment                                                                 (4,995)         (4,995)
Preferred Stock dividends                   --              --          (2,302)                        (2,302)
Net income (loss)                           --              --             854                            854
                                       -------        --------        --------        -------        --------


Balance at June 30, 1999               $    39        $ 41,658        ($56,358)       ($7,445)       ($22,106)
                                       -------        --------        --------        -------        --------

                            TRIANON INDUSTRIES CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



4.   ACQUISITION OF EMARC

     The Company acquired 20% of the outstanding share capital of EMARC in October 1998. Pursuant to a share purchase agreement dated May 21, 1999 and amended on June 23, 1999, the Company agreed to pay an aggregate cash consideration of approximately $15.8 million and to issue 192,800 shares of its Common Stock to acquire the remaining 80% of the outstanding capital of EMARC. Pursuant to the terms of the amended share purchase agreement, the Company made a cash payment to acquire 10% of the outstanding capital of EMARC in June, 1999 and placed the remaining funds in an escrow account. In November 1999, the Company will release the remaining funds from escrow and will issue the 192,800 shares of its Common Stock to EMARC's shareholders and acquire the remaining 70% of the share capital of EMARC. In addition, under the share purchase agreement, the former EMARC shareholders have been granted the option to require the Company to repurchase the 192,800 shares between June 15, 2001 and December 31, 2001, for approximately $15. million. Furthermore, pursuant to the share purchase agreement, the Company has agreed to employ a selling shareholder of EMARC in a management position at the Company for a period of five years beginning in 1999. The Company will also assume $40.6 million of existing debt of EMARC.

5.   SUBSEQUENT EVENT - ACQUISTION OF ZENITH

     Pursuant to a stock purchase agreement executed on May 10, 1999, TRIANON Industries Corp. (as more specifically defined in the subsequent filing of the 8-K on July 28, 1999) acquired all of the outstanding shares of Zenith Industrial Corporation, a Michigan corporation ("Zenith"), on July 13, 1999, from its existing shareholders (the "Acquisition"), for an initial purchase price of $101.0 million. In addition to such initial purchase price, TRIANON Industries Corp. has agreed to make annual contingent payments to the former shareholders of Zenith, based on income targets over a period of three years. Moreover, TRIANON Industries Corp. has agreed to pay to the former shareholders of Zenith additional compensation of an aggregate amount of $6.0 million in three installments of $2.0 million each over three years. On July 13, 1999, Zenith entered into a five year senior secured reducing revolving credit facility for an aggregate amount of $125.0 million. The revolving credit facility is fully guaranteed by TRIANON Industries Corp., Zenith and Aetna Holdings Inc. a wholly-owned direct Delaware subsidiary of TRIANON Industries Corp. Zenith plans to use the funds under this credit facility to finance the $101.0 million initial purchase price and for ongoing general corporate purposes.

6.   OTHER EVENT - TENDER OFFER

     On July 29, 1999, Aetna Industries announced the cash tender offer and consent solicitation relating to its $85.0 million outstanding principal amount of 11 7/8% Senior notes due 2006, Series B. Aetna will finance the purchase price and the consent payments with the proceeds of a planned new credit facility and a planned new offering of notes by Aetna's parent, Trianon Industries Corp. ("Trianon"). The tender offer is conditioned upon, among other things, the receipt of the consents and Trianon's completion of the new offering of notes. Banc One Capital Markets, Inc. is acting as the dealer manager for the tender offer and the consent solicitation. The depositary for the offer is Norwest Bank Minnesota National Association.

7.   SHORT TERM & LONG TERM DEBT

     In March, 1999, Trianon Industries entered into a revolving line of credit with its principal bank for up to $10,000,000. The loans have been used to make equity contributions to Aetna, and may be used to make additional contributions or, if permitted, subordination loans to Aetna. The credit agreement provides that funds borrowed will bear interest, (i) prior to July 30, 1999, at Trianon Industries' option, at either (a) the bank's prime rate or (b) .25% over LIBOR (as adjusted for reserve requirements of the Federal Reserve System) and (ii) after July 30, 1999, at 2% over the greater of the federal funds rate or the bank's prime rate. Trianon Industries must also pay a commitment fee of 1/2% per annum on the unused amount of the commitment. The loans were payable on June 30, 1999. As of June 30, 1999, Trianon Industries had outstanding borrowings under the credit agreement totaling $9,000,000. The credit agreement contains certain restrictive covenants including covenants relating to financial statement ratios.

     In May, 1999, Trianon Industries entered into a line of credit with its principal bank for $41,300,000. The loans were used to finance the repurchase $40,968,000 aggregate principal amount of Trianon Industries' promissory notes and accrued interest thereon. The credit agreement provides that funds borrowed will bear interest, (i) prior to July 30, 1999, at either (a) the bank's prime rate or (b) a rate mutually agreed upon by Trianon Industries and the bank and (ii) after July 30, 1999, at 2% over the greater of the bank's prime rate or 1% over the federal funds rate. The loans were payable on June 30, 1999. As of June 30, 1999, Trianon Industries had outstanding borrowings under the credit agreement totaling $55,925,000. The credit agreement contains restrictive covenants including covenants relating to financial statement ratios.


8. COMBINING FINANCIAL INFORMATION OF TRIANON INDUSTRIES CORP BALANCE SHEET AS OF JUNE 30, 1999

                                                     AETNA
                                     AETNA         HOLDINGS         TRIANON         SOFEDIT         ELIMINATIONS         TOTAL


Total current assets               $  107,084        $       -       $       40      $ 255,336       $   (19,427)         $ 343,033
Property, plant and
Equipment, net                         70,338                             6,370        110,445                 -            187,153

Other long-term assets                 28,715           15,845          123,751         23,933          (104,138)            88,106
                                  -----------    -------------   --------------   ------------   ---------------      -------------

Total assets                       $  206,137        $  15,845       $  130,161      $ 389,714       $  (123,565)         $ 618,292
                                  ===========    =============   ==============   ============   ===============      =============
Total current liabilities             122,905             (438)          55,050        251,903            (8,793)           420,626

Long-term debt                         88,125               -            12,032         61,452           (12,032)           149,577

Junior subordinated notes                                9,077                                                                9,077

Deferred income taxes and
other long-term liabilities             5,498               -             3,478          9,426                               18,402

Redeemable preferred stock                                               42,715                                              42,715

Class A, common stock
 $.01 par value,
12,000,000 shares
Authorized, 3,902,498
Outstanding                                                                  39          1,215            (1,215)                39

Additional paid-in capital             17,024            8,000           16,748         22,865           (22,979)            41,658
Retained earnings
 (accumulated deficit)                (27,428)            (794)              99         39,110           (67,345)           (56,358)

Cumulative translation
 Adjustment                                13                -                -          3,743           (11,201)            (7,445)
                                  -----------    -------------   --------------   ------------   ---------------      -------------
Total shareholders equity
(deficit)                             (10,391)           7,206           16,886         66,933          (102,740)           (22,106)
                                   ----------   --------------  ---------------  -------------  ----------------      -------------

Total liabilities and
shareholders equity (deficit)       $ 206,137        $  15,845       $  130,161       $389,714        $ (123,565)         $ 618,292
                                   ==========   ==============  ===============  =============  ================      ==============

                            TRIANON INDUSTRIES CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


8.   COMBINING FINANCIAL INFORMATION OF TRIANON INDUSTRIES CORP. (CONTINUED)

CONSOLIDATED STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999


                                                                AETNA
                                                     AETNA    HOLDINGS       TRIANON        SOFEDIT            TOTAL

Net sales                                          $ 132,480        $0             $0        $293,330          $425,810
Cost of sales                                        116,137         -              -         256,843           372,980
                                                   ---------   -------    -----------    -------------       ----------

Gross profit                                          16,343         -              -          36,487            52,830

Selling, general and
 Administrative expenses                              10,008         -            943          18,854            29,805

Other expenses                                           812         -            355             570             1,737
                                                   ---------   -------    -----------    -------------       ----------
Operating income (loss)                                5,523         -         (1,298)         17,063            21,228
Net interest expense                                   7,660       495          1,792           4,730            14,677
                                                   ---------   -------    -----------    -------------       ----------
Income (loss) before income
 Taxes                                                (2,137)     (495)        (3,090)         12,333             6,611

Income tax provision (credit)                           (660)     (168)        (1,035)          6,263             4,400
                                                   ---------   -------    -----------   -------------        ----------
Income (loss) before discontinued operations,
 Preferred stock dividends, and equity investees      (1,477)     (327)        (2,055)          6,070             2,210
Share in net income of equity investees                    -         -              -             199               199
Discontinued Operations                                    -         -              -           1,157             1,157
Preferred stock dividend                                   -         -          2,302               -             2,302
                                                   ---------   -------    -----------   -------------       -----------
Net income available to common
  Stockholders                                     $  (1,477)  $  (327)      $ (4,357)       $  4,714         $  (1,447)
                                                   ---------   --------   -----------   -------------       -----------

Other  comprehensive income (loss):
  Foreign currency translation
      Adjustment                                         257         -              -        $   (538)           (4,995)
                                                   ---------   -------   ------------   -------------       -----------
  Comprehensive income (loss)                      $  (1,220)  $  (327)      $ (4,357)       $ (5,252)        $  1,836
                                                   =========   =======   ============   =============       ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

8.   COMBINING FINANCIAL INFORMATION OF TRIANON INDUSTRIES (CONTINUED)

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 1999


                                                          AETNA
                                           AETNA        HOLDINGS       TRIANON      SOFEDIT       ELIM        TOTAL

CASH FLOW FROM OPERATING ACTIVITIES
Net cash provided by (used in)
 operating activities                      $(8,364)          $(432)   $     465      $28,008       $   -      $ 19,678


CASH FLOW FROM INVESTING ACTIVITIES
Net cash used for (provided by)
 investing activities                       (2,080)              -       (1,197)     (15,466)          -       (18,743)


CASH FLOW FROM FINANCING ACTIVITIES
Net cash provided by financing               9,080             432          813       (3,267)          -         7,058
Net effect of exchange rate                    254                          (51)      (3,150)          -        (2,947)
Net increase in cash                        (1,110)              -           30        6,126           -         5,046
Cash - beginning of year                     1,185               -            -       24,907           -        26,092


Cash - end of period                        $   75           $   -    $      30      $31,033       $   -      $ 31,138




9.   SEGMENT INFORMATION

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


                               June 30,                            June 30,                         December 31,
                                 1999                                1998                               1998
OPERATING                        North                               North                              North
SEGMENTS             Europe     America      Total      Europe      America      Total       Europe    America         Total

Revenues           $ 293,330   $ 132,480   $ 425,810   $ 221,943   $ 100,308   $ 322,251   $ 542,037   $ 168,809    $ 710,846

EBIT                  17,063       4,225      21,288       9,835       2,503      12,338      19,255      (7,569)      11,686

Depreciation and
  Amortization        12,571       5,673      18,244      10,917       4,927      15,844      23,405       8,438       31,843

Total assets       $ 389,714   $ 228,578   $ 618,292   $ 418,663   $ 157,256   $ 575,919   $ 408,915   $ 215,247    $ 624,162

10.  COMMON STOCK AND PREFERRED STOCK

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

                             AETNA INDUSTRIES, INC.
                          (A WHOLLY-OWNED SUBSIDIARY OF
                            TRIANON INDUSTRIES CORP.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                             JULY 4,      DECEMBER 31,
                                                              1999            1998
                                                              ----            ----
ASSETS                                                     (UNAUDITED)
CURRENT ASSETS:
Cash                                                      $      75       $   1,18
Accounts receivable (less allowance for doubtful
 accounts of $437 and $411, respectively)                    61,737          38,793
Inventories                                                  41,268          47,764
Other current assets                                          4,004           3,390
                                                          ---------       ---------

Total current assets                                        107,084          91,132
                                                          ---------       ---------

Property, plant and equipment, net                           70,338          71,922
Deferred costs and other assets                               4,944           5,717
Goodwill                                                     23,771          24,172
                                                          ---------       ---------
Total Assets                                              $ 206,137       $ 192,943
                                                          =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                          $  52,712       $  48,874
Accrued expenses                                             12,393          10,896
Current portion of long term and short term debt             57,800          56,720
                                                          ---------       ---------
Total current liabilities                                   122,905         116,490
                                                          ---------       ---------


Long-term debt, less current portion                         88,125          88,125
Deferred income taxes                                         5,498           5,498
Stockholder's equity (deficit)
Common stock - $.01 par value; 1,000 shares
     issued and outstanding                                       -               -
Contributed capital                                          17,024           9,024
Accumulated deficit                                         (27,428)        (25,950)
Cumulative translation adjustment                                13            (244)
                                                          ---------       ---------
Total shareholders' equity (deficit)                        (10,391)        (17,170)
                                                          ---------       ---------

Total liabilities and shareholder equity                  $ 206,137       $ 192,943
(deficit)                                                 =========       =========


See accompanying notes to consolidated financial statements

                             AETNA INDUSTRIES, INC.
                          (A WHOLLY-OWNED SUBSIDIARY OF
                            TRIANON INDUSTRIES CORP.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)



                                                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                        JULY 4,        JUNE 28,         JULY 4,        JUNE 28,
                                                                         1999            1998            1999            1998
                                                                         ----            ----            ----            ----
                                                                              (Unaudited)                     (Unaudited)

Net Sales                                                        $  65,660          $  47,223          $ 132,480          $ 100,308
Cost of Sales                                                       57,433             43,405            116,137             88,379
                                                                 ---------          ---------          ---------          ---------
Gross Profit                                                         8,227              3,818             16,343             11,929
Selling, general and administrative expenses                         5,848              4,940             10,820              9,426
                                                                 ---------          ---------          ---------          ---------
Operating income (loss)                                              2,379             (1,122)             5,523              2,503
Interest expense, net                                                3,845              3,187              7,660              6,053
                                                                 ---------          ---------          ---------          ---------
Income (loss) before income taxes                                   (1,466)            (4,309)            (2,137)            (3,550)
Income tax provision (credit)                                         (534)            (1,105)              (660)              (870)
                                                                 ---------          ---------          ---------          ---------

Net income (loss)                                                    ($932)           ($3,204)           ($1,477)           ($2,680)
                                                                 =========          =========          =========          =========
Other Comprehensive income (loss):
   Foreign currency translation adjustment                             187                  -                257                  -
                                                                 ---------          ---------          ---------          ---------

   Comprehensive income (loss)                                       ($745)           ($3,204)           ($1,220)           ($2,680)
                                                                 =========          =========          =========          =========

See accompanying notes to consolidated financial statements

                             AETNA INDUSTRIES, INC.
                          (A WHOLLY-OWNED SUBSIDIARY OF
                            TRIANON INDUSTRIES CORP.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                                 SIX MONTHS ENDED
                                                                                                     JULY 4,             JUNE 28,
                                                                                                      1999                 1998
                                                                                                      ----                 ----
CASH FLOW FROM OPERATING ACTIVITIES                                                                       (UNAUDITED)
    Net income (loss)                                                                              $ (1,477)               $ (2,680)
    Adjustments to reconcile net income to net cash
       Provided by (used for) operating activities:
           Depreciation and amortization                                                              4,837                   4,927
           Changes in other assets and liabilities                                                  (11,724)                 (4,163)
                                                                                                   --------                --------

Net cash provided by (used for) operating activities                                                 (8,364)                 (1,916)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant, and equipment                                                          (2,507)                 (9,389)
Increase in other assets                                                                                427                    (954)
                                                                                                   --------                --------

Net cash used for investing activities                                                               (2,080)                (10,343)


CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in borrowings under line of credit                                            1,080                  12,451
Capital Contribution                                                                                  8,000                       -
                                                                                                   --------                --------

Net cash provided by (used for) financing activities                                                  9,080                  12,451
                                                                                                   --------                --------

Exchange Rate Variation                                                                                 254                      -


Net increase (decrease) in cash                                                                      (1,110)                    192
Cash - beginning of year                                                                              1,185                      23
                                                                                                   --------                --------

Cash - end of period                                                                               $     75                $    215
                                                                                                   ========                ========


See accompanying notes to consolidated financial statements

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

                             AETNA INDUSTRIES, INC.
                         (A WHOLLY-OWNED SUBSIDIARY OF
                           TRIANON INDUSTRIES CORP.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

2.      INVENTORIES Inventories are comprised of the following:


                                                         JULY 4,  DECEMBER 31,
                                                          1999       1998
                                                          ----       ----
                                                            (UNAUDITED)
                                                            -----------
                 Raw materials                         $  1,256    $    881
                 Work-in-process                          4,253       2,333
                 Finished goods                           1,835       1,670
                 Tooling                                 30,112      40,724
                                                       --------    --------
                 Inventories valued at FIFO              37,456      45,608
                 LIFO Reserve                              (201)       (200)
                                                       --------    --------
                                                         37,255      45,408

                 Purchased parts and purchased labor      4,013       2,356
                                                       --------    --------
                 Total inventories                     $ 41,268    $ 47,764
                                                       ========    ========








3.      STOCKHOLDER'S EQUITY (DEFICIT)


                                                                                   ACCUMULATED
                                                                                      OTHER                 TOTAL
                                       CONTRIBUTED            ACCUMULATED         COMPREHENSIVE         STOCKHOLDER'S
                                         CAPITAL                DEFICIT               INCOME          EQUITY (DEFICIT)

Balance at December 31, 1998            $  9,024              $(25,951)             $   (244)             $(17,171)
Translation adjustment                        --                    --                   257                   257
Capital Contribution                       8,000                    --                    --                 8,000
Net loss                                      --                (1,477)                   --                (1,477)
                                        --------              --------              --------              --------

Balance at July 4, 1999                 $ 17,024              $(27,428)             $     13              $(10,391)
                                        --------              --------              --------              --------






4.      OTHER EVENT - TENDER OFFER

        On July 29, 1999, Aetna Industries announced the cash tender offer and consent solicitation relating to its $85.0 million outstanding principal amount of 11 7/8% Senior notes due 2006, Series B. Aetna will finance the purchase price and the consent payments with the proceeds of a planned new credit facility and a planned new offering of notes by Aetna's parent, Trianon Industries Corp. ("Trianon"). The tender offer is conditioned upon, among other things, the receipt of the consents and Trianon's completion of the new offering of notes. Banc One Capital Markets, Inc. is acting as the dealer manager for the tender offer and the consent solicitation. The depositary for the offer is Norwest Bank Minnesota National Association.

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

As a result of the Combination being accounted for as a reverse acquisition, the statements of operations and cash flows included herein for the six month period ended June 30, 1998 represent the historical information of Sofedit, as predecessor. The consolidated balance sheet at June 30, 1999 and December 31, 1998 represents the consolidated financial position of Sofedit and Trianon Industries. The statements of operations and cash flows for the six months ended June 30, 1999 represent the consolidated six month financial data of Sofedit and Trianon Industries.

On August 28, 1999, Aetna Industries, Inc. launched a cash tender offer and consent solicitation relating to it $85 million outstanding principal amount of 11 7/8% Senior Notes due 2006, Series B. Aetna will finance the purchase price and the consent payments with the proceeds of a new credit facility and a new offering of notes by Aetna's parent, Trianon Industries Corp ("Trianon"). The tender offer is conditioned upon, among other things, the receipt of the consents and Trianon's completion of the new offering of notes.

The following table sets forth, for the periods indicated, Trianon Industries's statement of operations expressed as a percentage of net sales for six months ended June 30, 1999 and proforma statement of operations for the six months ended June 30, 1998. This table and subsequent discussions should be read in conjunction with the condensed consolidated financial statements and related notes thereto of Trianon Industries included elsewhere herein.

AS A PERCENTAGE OF NET SALES


                                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                              ------------------           ----------------
                                                          JUNE 30,       JUNE 30,       JUNE 30,       JUNE 30,
                                                            1999           1998           1999           1998
                                                            ----           ----           ----           ----
Net sales                                                   100.0%         100.0%         100.0%         100.0%
Cost of sales                                                87.2%          89.4%          87.6%          88.2%
                                                       ------------   ------------  -------------  -------------
Gross profit                                                 12.8%          10.6%          12.4%          11.8%
Selling, general and administrative expenses                  8.1%           7.7%           7.4%           7.6%
                                                       ------------   ------------  -------------  -------------

Operating income (loss)                                       4.7%           2.9%           5.0%           4.1%
Interest expense, net                                         3.6%           3.7%           3.4%           3.4%
                                                       ------------   ------------  -------------  -------------
Income (loss) before income taxes                             1.2%          (0.8%)          1.6%           0.7%
Income tax provision (credit)                                 1.0%           0.1%           1.0%           0.3%
Share in net income of equity
Investees and minority interests                              0.1%           0.0%           0.0%           0.0%
Losses in discontinued operations                             0.2%           0.5%           0.3%           0.4%
                                                       ------------   ------------  -------------  -------------

Net income (loss) before preferred stock dividends           (0.2%)         (1.3%)          0.2%           0.0%
                                                       ============   ============  =============  =============


THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE
30, 1998

NET SALES: Net sales were $207.7 million, up 10.4% from the $188.1 million for the three months ended June 30, 1999. Net sales in North America were 39.0% higher in the three months ended June 30, 1999 than 1998. The increase in North America Sales was due to lower sales in the second quarter 1998 because of the model change over and subsequent launch of the DaimlerChrysler's Jeep Grand Cherokee, and the launch of the CAMI Vitara, as well as an increase in tooling and prototype sales. Net sales in Europe were up 0.8% in the second quarter 1999 from 1998, or 3.3% excluding the effects of foreign exchange. The increase in European sales was due to both a general growth in the car market and to the launch of the Renault Clio II, Peugeot 206, and the Mercedes Class S in 1998 which reached full production in 1999.

GROSS PROFIT: Gross profit was $26.6 million, or 12.8% of net sales, for the three months ended June 30, 1999 compared to $20.0 million, or 10.6% of net sales, for the same period in 1998. In North America, gross profit was $8.2 million for three months ended June 30, 1999 compared to $3.8 million for the same period in 1998. North American gross profit was higher due to the increased margin associated with higher Jeep Grand Cherokee sales and the margin associated with the CAMI Vitara. In Europe, gross profit reached $18.2 million or 12.8% of net sales, versus $16.6 million or 11.8% of net sales in 1998. The increase in European gross margin is mainly due to reducing launch and project costs and to the first effect of cost saving plans implemented at several production facilities.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES: SG&A expenses for the three months ended June 30, 1999 were $16.9 million, or 8.1 % of net sales, compared to $14.5 million, or 7.7% of net sales, for the same period in 1998. Increased costs were due to increased project team activity and the reinforcement of the current management structure.

INTEREST EXPENSE: Interest expense for the three months ended June 30, 1999 was $7.4 million, or 3.6% of net sales, compared to $6.9 million, or 3.7% of net sales in the same period in the prior year. The increase in interest expense is due principally to a sharp increase in tooling inventory relating to two major projects in North America. In Europe, interest expense was $2.4 million or 1.7% of sales, versus $2.7 million for the same period in 1998. Excluding the effect of exchange rate fluctuations, interest expense in Europe decreased by 10.1%.

INCOME TAXES: The income tax for the three months ended June 30, 1999 was $2.2 million with an effective tax rate of 92.4% as compared to a provision of $0.1 million for the same period in the prior year. The change in the effective tax rate is mainly due to the loss incurred in North America and to reduced research and development tax credit in France.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO PROFORMA SIX MONTHS ENDED JUNE 30,
1998

NET SALES: Net sales were $425.8 million, up 13.5% from the $375.3 million for the six months ended June 30, 1999. Net sales in North America were 32.1% higher in the first six months in 1999 than 1998. The increase in North America Sales was due to the second quarter 1998 model change over and subsequent launch of the DaimlerChrysler's Jeep Grand Cherokee, and the launch of the CAMI Vitara, as well as an increase in tooling and prototype sales. Net sales in Europe were up 6.7% in the second quarter 1999 from 1998, or 6.0% excluding the effects of foreign exchange. The increase in European sales was due to both a general growth in the car market and to the launch of the Renault Clio II, Peugeot 206, and the Mercedes Class S in 1998 which reached full production in 1999.

GROSS PROFIT: Gross profit was $52.8 million, or 12.4% of net sales, for the six months ended June 30, 1999 compared to $44.2 million, or 11.8% of net sales, for the same period in 1998. In North America, gross profit was $16.3 million for six months ended June 30, 1999 compared to $11.3 million in 1998. Gross profit increase North America is due to primarily increased profit from the Jeep Grand Cherokee and the CAMI Vitara. In Europe, gross profit reached $36.5 million or 12.4% of net sales, versus $32.9 million or 12.0% of net sales in 1998. The increase in European gross margin is mainly due to reducing launch and project costs and to the first effect of cost saving plans implemented at several production facilities.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES: SG&A expenses for the six months ended June 30, 1999 were $31.5 million, or 7.4 % of net sales, compared to $28.7 million, or 7.6% of net sales, for the same period in 1998. Increased costs were due to increased project team activity and the reinforcement of the current management structure.

INTEREST EXPENSE: Interest expense for the six months ended June 30, 1999 was $14.7 million, or 3.5% of net sales, compared to $12.9 million, or 3.4% of net sales in the same period in the prior year. The increase in interest expense is due principally to a sharp increase in tooling inventory relating to two major projects in North America. In Europe, interest expense was $4.7 million or 1.6% of net sales, versus $4.7 million for the same period in 1998. Excluding the effect of exchange rate fluctuations, interest expense in Europe decreased by 0.8%.

INCOME TAXES: The income tax for the six months ended June 30, 1999 was $4.4 million with an effective tax rate of 66.6% as compared to a provision of $1.2 million with an effective tax rate of 42.5% for the same period in the prior year. The change in the effective tax rate is mainly due to loss incurred in North America and to reduced research and development tax credit in France.

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

FINANCIAL CONDITION

At June 30, 1999, Trianon Industries had available cash, cash equivalents and marketable securities totaling $31.1 million, compared to $26.1 million at December 31, 1998. At June 30, 1999, Trianon Industries had current assets of $343.0 million, compared to $420.6 million in current liabilities, giving it negative working capital of $77.6 million, compared to negative $80.2 million at December 31, 1998.

At June 30, 1999, Trianon Industries had $3.1 million available under its Amended and Restated Credit Agreement among Aetna, Trianon Industries, Aetna Holdings, Aetna Export Sales Co., Aetna Canada and NBD Bank (the "Senior Revolving Credit Facility").

On June 30, 1999, short-term debt consisted of $16.4 million of bank overdraft, $106.1 million of lines of credit, $58.3 million bank borrowing. Long-term debt consisted of Senior notes of $85.0 million, long-term bank loans of $38.3 million, leasing contracts of $26.3 million and junior debt of $9.1 million.

CASH FLOWS

Net cash provided by operating activities was $19.7 million compared to $31.3 million in the same period of the prior year. The principal reason for the decrease in cash provided by operating activities is attributable to tooling inventory increases, partially offset by increased depreciation and amortization.

Net cash used for investing activities was $18.7 million and $17.7 million for the six months ended June 30, 1999 and 1998, respectively. The change was due principally to decreased capital expenditures in North America. Capital expenditures in Europe reached $12.5 million for the six months ended June 30, 1999, compared to $12.8 million for the same period in 1998.

Net cash provided by financing was $7.1 million compared to cash used for financing of $2.2 million for the six months ended June 30, 1999 and 1998 respectively. This change was principally due to an increase in medium term loans in Europe in 1999.

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

FUTURE OPERATING RESULTS

With the exception of historical matters, the matters discussed in this Quarterly Report on Form 10-Q are forward- looking statements that involve risks and uncertainties, including, but not limited to, factors related to the highly competitive nature of the automotive supplier industry and its sensitivity to changes in general economic conditions, the results of financing efforts and other factors discussed in Aetna's or Trianon Industries's filings with the Securities and Exchange Commission. Such factors could cause Trianon Industries's actual results during the remainder of 1999 and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of Aetna or Trianon Industries. There can be no assurance that additional sources of financing will not be required during the next twelve months as a result of unanticipated cash demands or opportunities for expansion or acquisition, changes in growth strategy or adverse operating results. There can be no assurance that any additional funds required, whether within the next twelve months or thereafter, will be available to Aetna or Trianon Industries on satisfactory terms.

AETNA RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, Aetna's proforma statement of operations expressed as a percentage of net sales. This table and subsequent discussions should be read in conjunction with the condensed consolidated financial statements and related notes thereto of Aetna included elsewhere herein.

AS A PERCENTAGE OF NET SALES


                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                     ------------------             ----------------
                                                  JUNE 30,        JUNE 28,        JUNE 30,       JUNE 28,
                                                    1999            1998           1999           1998
                                                    ----            ----           ----           ----
        Net sales                                    100.0%          100.0%         100.0%         100.0%
        Cost of sales                                 87.5%           91.9%          87.7%          88.1%
                                               -------------   -------------  -------------  -------------
        Gross profit                                  12.5%            8.1%          12.3%          11.9%
        Selling, general and
        Administrative expenses                        8.9%           10.5%           8.2%           9.4%
                                               -------------   -------------  -------------  -------------

        Operating income (loss)                        3.6%           (2.4%)          4.2%           2.5%
        Interest expense, net                          5.9%            6.7%           5.8%           6.0%
                                               -------------   -------------  -------------  -------------

        Income (loss) before
         Income taxes                                 (2.2%)          (9.1%)         (1.6%)         (3.5%)
                                               -------------   -------------  -------------  -------------

        Income tax provision (credit)                 (0.8%)          (2.3%)         (0.5%)         (0.9%)
        Foreign currency translation
           Adjustment                                  0.3%            0.0%           0.2%           0.0%
        Net loss                                      (1.1%)          (6.8%)         (0.9%)         (2.7%)
                                               =============   =============  =============  =============



THREE MONTHS ENDED JULY 4, 1999 COMPARED TO PROFORMA THREE MONTHS ENDED JUNE 28, 1998

NET SALES: Net sales for the second quarter of 1999 were $65.7 million, or 39.2% higher than second quarter 1998 sales of $47.2 million. Production sales of $61.8 million in the second quarter of 1999 were up $19.6 million from $42.2 million in the same period of 1998, due to the second quarter 1998 model change over and subsequent launch of the DaimlerChrysler's Jeep Grand Cherokee, and the launch of the CAMI Vitara. Tooling and prototype sales were down $1.0 million for the same period.

GROSS PROFIT: Gross profit was $8.2 million, or 12.5% of net sales, for the second quarter of 1999 compared to $3.8 million, or 8.1 % of net sales, for the same period in 1998. The increase in gross profit was primarily the result of higher production sales associated with DaimlerChrysler's Jeep Grand Cherokee and the margin contribution of the recently launched CAMI Vitara.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES: SG&A expenses for the second quarter of 1999 were $5.8 million, or 8.8% of net sales, compared to $5.0 million, or 10.5% of net sales, for the same period in 1998. As a percent of net sales, the decrease was a result of launch expense associated with the DaimlerChrysler's Jeep Grand Cherokee and the CAMI Vitara that is no longer being incurred.

INTEREST EXPENSE: Interest expense for the second quarter of 1999 was $3.9 million, or 5.9% of net sales, compared to $3.2 million or 6.7% of net sales for the same period in 1998. Interest expense increased due to higher short - term debt levels precipitated by outstanding tooling invoices associated with the Saturn launch of the mid - size passenger car Epsilon platform.

INCOME TAXES: The income tax credit in the second quarter of 1999 was $0.5 million with an effective tax rate of 36.4% as compared to an income tax credit of $1.1 million with an effective tax rate of 25.6% for the same period in 1998.

SIX MONTHS ENDED JULY 4, 1999 COMPARED TO SIX MONTHS ENDED JUNE 28, 1998

NET SALES: Net sales for the six months ended 1999 were $132.5 million, or 32.1% higher than second quarter 1998 sales of $100.3 million. Production sales of $120.6 million for six months ended 1999 were up $25.9 million from $94.7 million for the same period in 1998, due to second quarter 1998 model change over and subsequent launch of the DaimlerChrysler's Jeep Grand Cherokee, and the launch of the CAMI Vitara. Tooling and prototype sales were up $6.6 million for the same period.

GROSS PROFIT: Gross profit was $16.3 million, or 12.3% of net sales, for the six months ended 1999 compared to $11.9 million, or 11.9 % of net sales, for the same period in 1998. The increase in gross profit was primarily the result of higher production sales associated with DaimlerChrysler's Jeep Grand Cherokee and the launch of the CAMI Vitara.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES: SG&A expenses for the six months ended 1999 were $10.8 million, or 8.2% of net sales, compared to $9.4 million, or 9.4% of net sales, for the same period in 1998. As a percent of net sales, the decrease was a result of launch expense associated with the Grand Cherokee and the CAMI Vitara that is no longer being incurred.

INTEREST EXPENSE: Interest expense for six months ended 1999 was $7.7 million, or 5.8% of net sales, compared to $6.1 million or 6.1% of net sales for the same period in 1998. Interest expense increased due to higher short - term debt levels precipitated by outstanding tooling invoices associated with the Saturn launch of the mid - size passenger car Epsilon platform.

INCOME TAXES: The income tax credit for six months ended 1999 was $0.7 million with an effective tax rate of 30.9% as compared to an income tax credit of $0.9 million with an effective tax rate of 24.5% for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Aetna's principal capital requirements are to fund working capital needs, to meet required debt payments and to complete planned maintenance and expansion expenditures.

At July 4, 1999 there was $0.8 million available under the Senior Revolving Credit Facility. Management currently anticipates that its operating cash flow, together with available borrowings under the Senior Revolving Credit Facility and the significant payment of outstanding tooling invoices associated with the Saturn launch, will be sufficient to meet working capital requirements, capital expenditure requirements, and interest requirements on debt obligations.

The terms of the indenture pursuant to which the Senior Notes were issued contains certain restrictive covenants which include restrictions on the ability of Aetna, Aetna Canada and Export from paying dividends or making certain other payments to Aetna Holdings or Trianon Industries.

CASH FLOWS

Net cash flows used for operations for the six months ended July 4, 1999 aggregated $8.5 million. This compares to net cash used for operations of $1.9 million for the same period in 1998. The decrease in net cash from operations is due primarily to account receivable invoicing for Saturn tooling and remaining DaimlerChrysler's Jeep Grand Cherokee tooling invoices.

Net cash flows used for investing activities aggregated $2.4 million for the six months ended July 4, 1999 as compared to $10.3 million for the same period in 1998 and consists principally of capital expenditures. The major capital projects during 1999 have been the purchase of equipment to support Aetna's development lab for 3 dimensional remote welding, and the purchase and installation of robots to support increased volume requirements for the GM rear suspension assembly.

Net cash flows provided by financing aggregated $9.8 million for the six months ended July 4, 1999 as compared to cash provided of $12.5 million for the same period in the prior year. 1999 included an $8.0 million capital contribution from Trianon, and an increase in borrowings under the Senior Revolving Credit Facility of $1.1 million, while 1998 represented an increase in the borrowings under the Senior Revolving Credit Facility.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Annual Meeting of Stockholders of Trianon Industries Corp. held on June 14, 1999 (the "Annual Meeting"), the following persons were nominated for and elected as Director of Trianon Industries Corp. by the holders of Series A-1 Common Stock:

                                                     NUMBER OF SHARES
                                                     ----------------
NOMINEE                                            FOR              WITHHELD
-------                                            ---              --------

Francis Barge                                   1,673,718               0
Felix Domenech                                  1,673,718               0
Jean-Rene Hergoualc'h                           1,673,718               0


     At the Annual Meeting, the following persons were nominated for and elected as Director of Trianon Industries Corp. by the holders of Series A-2 Common
Stock:

                                                     NUMBER OF SHARES
                                                     ----------------
NOMINEE                                            FOR              WITHHELD
-------                                            ---              --------

Gery Edouard Lanthier                           1,326,282               0
Jean-Philippe Larramendy                        1,326,282               0


     At the Annual Meeting, the following persons were nominated for and elected as Director of Trianon Industries Corp. by the holders of Series A-3 Common
Stock:

                                                     NUMBER OF SHARES
                                                     ----------------
NOMINEE                                            FOR              WITHHELD
-------                                            ---              --------

David Howe                                        902,498               0
Michael Delaney                                   902,498               0

The number of shares of broker non-votes for the election of Directors was none.

The following proposal of the Board of Directors was submitted for adoption. The board proposal was adopted by the votes indicated (which constituted the affirmative vote of more than one-half of the shares voting).

The appointment of Arthur Andersen LLP as independent public accountants to audit Trianon Industries Corp.'s consolidated financial statements for the fiscal year ending December 31, 1999 was approved.

                        For the Proposal:       3,902,498
                        Against the Proposal:   0
                        Abstaining:             0


The number of shares of broker non-votes in the above

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT NO.                       DESCRIPTION OF EXHIBITS

3.1(i) Amendment to Trianon Industries Corp. Restated Certificate of Incorporation filed with the Delaware Secretary of State on May 12, 1999.

10.1            Revolving Credit Agreement dated March 31, 1999.

10.2 Sixth Amendment to Credit Agreement dated as of , 1999, by and among Aetna Industries, Inc., the Guarantors party thereto, the lenders, NBD Bank as the agent.

10.3 Credit Authorization between Bank One, Michigan and Trianon Industries Corp., dated as of May 17, 1999.

10.4            Credit Agreement dated as of July 13, 1999.

27.1            Financial Data Schedule for Aetna Industries, Inc. (EDGAR Filing
                Only)

27.2            Financial Data Schedule for Trianon Industries Corp. (EDGAR
                Filing Only)

(b)             Reports on Form 8-K
(c)             None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

The signatory hereby acknowledges and adopts the typed form of his name in the electronic filing of this document with the Securities and Exchange Commission.

                                    Aetna Industries, Inc.

Date: August 16, 1999               By:  /s/ Harold A. Brown
                                      ----------------------------------
                                    Harold A. Brown
                                    Secretary, Vice President, Finance
                                    and Chief Financial Officer

                                    Trianon Industries Corp.
Date: August 16, 1999               By:  /s/ Harold A. Brown
                                       ----------------------------------
                                    Harold A. Brown
                                    Secretary, Vice President North America

EXHIBIT INDEX

Exhibit No.                      Description of Exhibits
-----------                      -----------------------

3.1(i) Amendment to Trianon Industries Corp. Restated Certificate of Incorporation filed with the Delaware Secretary of State on May 12, 1999.

10.1            Revolving Credit Agreement dated March 31, 1999.

10.2 Sixth Amendment to Credit Agreement dated as of , 1999, by and among Aetna Industries, Inc., the Guarantors party thereto, the lenders, NBD Bank as the agent.


10.3 Credit Authorization between Bank One, Michigan and Trianon Industries Corp., dated as of May 17, 1999.

10.4            Credit Agreement dated as of July 13, 1999.

27.1            Financial Data Schedule for Aetna Industries, Inc.

27.2            Financial Data Schedule for Trianon Industries Corp.