Form 10-Q
period 1999-09-30
TRIANON INDUSTRIES CORP; AETNA INDUSTRIES INC
filed 1999-11-22
CIK 1021907, 1022657

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1999.

OR

__TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from               to
                                           -------------    -----------------

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

1, rue Thomas Edison, Quartier des Chenes                     F-78056
St. Quentin en Yvelines, France

24331 Sherwood Avenue, P.O. Box 3067, Centerline, Michigan    Mi 48015-0067

Registrant's telephone number, including area code            (33) 1 39 41 20 00
                                                              (810) 759 22 00

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes   No X
                                 ---------------

As of November 15, 1999, there were 1,000 shares of Aetna Industries, Inc. common stock outstanding and 3,904,998 shares of Trianon Industries Corp. common stock outstanding.

INDEX

PART I  FINANCIAL INFORMATION                                               PAGE

Item 1. FINANCIAL STATEMENTS OF TRIANON INDUSTRIES CORP.

        Condensed Consolidated Balance Sheets -
        September 30, 1999 and December 31, 1998                               3

        Consolidated Statements of Operations and
        Comprehensive Income (Loss)-three and nine months ended September 30,
        1999 and September 30, 1998                                            4

        Condensed Consolidated Statements of Cash Flows -
        nine months ended September 30, 1999
        and September 30, 1998                                                 5

        Notes to Condensed Consolidated Financial Statements                   6

        FINANCIAL STATEMENTS OF AETNA INDUSTRIES, INC.

        Condensed Consolidated Balance Sheets -
        October 3, 1999 and December 31, 1998                                 14

        Consolidated Statements of Operations and
        Comprehensive Income (Loss) - three and nine months ended
        October 3, 1999 and September 27, 1998                                15

        Condensed Consolidated Statements of Cash Flows -
        nine months ended October 3, 1999 and September 27, 1998              16

        Notes to Condensed Consolidated Financial Statements                  17

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                         19

Item 3. Qualitative and Quantitative Disclosure About
        Market Risk                                                           26

Item 4. Submission of Matters to a Vote of Security Holders.                  26

PART II OTHER INFORMATION                                                     27

        Description of Exhibits                                               28

        Signatures                                                            29

EXHIBIT INDEX

PART I. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS

                            TRIANON INDUSTRIES CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                SEPTEMBER 30, 1999     DECEMBER 31, 1998
                                                                                ------------------     -----------------
                                                                                    (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and marketable securities                                                $ 28,999                  $  26,092
   Restricted cash                                                                 12,002                          -
   Accounts receivable (less allowance for doubtful
       accounts of $3,196 and $1,921 respectively)                                178,574                    181,375
   Inventories                                                                    111,118                    115,287
   Other current assets                                                            20,157                      9,801
                                                                                 --------                  ---------

Total current assets                                                              350,850                    332,555
                                                                                 --------                  ---------

Property, plant and equipment, net                                                240,901                    203,271
Deferred costs and other assets                                                    27,709                     22,969
Goodwill                                                                          145,720                     65,367
                                                                                 --------                  ---------

TOTAL ASSETS                                                                     $765,180                  $ 624,162
                                                                                 ========                  =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
   Accounts payable                                                              $192,660                  $ 173,517
   Accrued expenses                                                                73,318                     82,250
   Current portion of long term and short term debt                               175,507                    157,004
                                                                                 --------                  ---------

Total current liabilities                                                         441,485                    412,771
                                                                                 --------                  ---------

Long-term debt, less current portion                                              273,287                    167,477
Deferred income taxes and other long-term liabilities                              32,276                     19,370
Redeemable preferred stock                                                         43,100                     41,157
   Series A - $100 stated value; 405,000 shares authorized;
   142,424 shares issued and outstanding
   Series B - $100 stated value; 270,000 shares authorized;
   270,000 shares issued and outstanding
Minority interests                                                                    92                           -
Commitments and Contingencies
Stockholders' Equity (Deficit)
   Class A, common stock - $.01 par value, 20,000,000
   shares authorized, 3,904,998 shares and 3,902,498 shares,
       respectively, issued and outstanding                                           39                          39
   Contributed paid-in capital                                                    41,661                      40,708
   Retained earnings (accumulated deficit)                                       (60,966)                    (54,910)
   Accumulated other comprehensive income (loss)                                  (5,794)                     (2,450)
                                                                                 --------                  ---------
Total shareholders' equity (deficit)                                             (25,060)                    (16,613)
                                                                                 --------                  ---------

TOTAL LIABILITIES, PREFERRED STOCK AND
   SHAREHOLDER'S EQUITY (DEFICIT)                                                $765,180                  $ 624,162
                                                                                 ========                  =========

See accompanying footnotes to consolidated financial statements

                            TRIANON INDUSTRIES CORP.
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                             (DOLLARS IN THOUSANDS)


                                                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                 ------------------                 -----------------
                                                          SEPTEMBER 30,       SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                              1999                1998             1999             1998
                                                              ----                ----             ----             ----
                                                                     (UNAUDITED)                       (UNAUDITED)
                                                                     -----------                       -----------
Net sales                                                         $ 210,412      $ 151,045       $ 636,222       $ 473,296
Cost of sales                                                       178,999        141,095         551,980         427,295
                                                                  ---------       ---------      ---------       ---------
Gross profit                                                         31,413          9,950          84,242          46,001

Selling, general and administrative expenses
 and research and development expenses                               26,779         15,040          58,322          38,754
                                                                  ---------       ---------      ---------       ---------
Operating income (loss)                                               4,634         (5,090)         25,920           7,247

Interest expense, net                                                 9,051          6,662          23,728          15,644
                                                                  ---------       ---------      ---------       ---------
Income (loss) before income taxes                                    (4,417)       (11,752)          2,192          (8,397)

Income tax provision (credit)                                           274         (5,329)          4,673          (3,901)
                                                                  ---------       ---------      ---------       ---------
Income (loss) before share in net income (loss)
  of equity investees and minority interest                          (4,691)        (6,423)         (2,481)         (4,496)

Share in net income (loss) of equity investees
                                                                       (160)             --           (359)             --
                                                                  ---------       ---------      ---------       ---------
Income (loss) before minority interests                              (4,851)        (6,423)         (2,840)         (4,496)

Minority interests                                                      180             --             180              --
                                                                  ---------       ---------      ---------       ---------
Income (loss) before discontinued operations                         (4,671)        (6,423)         (2,660)         (4,496)

Income (losses) on discontinued operations                            1,141         (1,754)            (17)         (3,244)
                                                                  ---------       ---------      ---------       ---------
Net income (loss) before
 preferred stock dividends                                           (3,530)        (8,177)         (2,677)         (7,740)

Preferred stock dividends                                            (1,077)        (1,123)         (3,379)         (2,228)
                                                                  ---------       ---------      ---------       ---------

Net income (loss) available for common                            $  (4,607)      $ (9,300)      $  (6,056)      $  (9,968)
stockholders
                                                                  ---------       ---------      ---------       ---------

Other comprehensive income (loss):
 Foreign currency translation adjustment                              1,651          4,999          (3,344)          4,476
                                                                  ---------       ---------      ---------       ---------

Comprehensive income                                              $  (2,956)      $ (4,301)      $  (9,400)      $  (5,492)
                                                                  =========       =========      =========       =========



          See accompanying notes to consolidated financial statements

                            TRIANON INDUSTRIES CORP.
                             CONDENSED CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                         NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                                                                       1999                1998
                                                                                       ----                ----
                                                                                              (UNAUDITED)
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)                                                                    $  (2,677)       $ (7,740)
Minority Interest                                                                         (180)             --
Adjustments to reconcile net income to net cash
 provided by (used for) operating activities:
    Depreciation and amortization                                                       28,151          24,277
    Deferred income taxes                                                                   --              --
    Other non cash charges                                                              (1,058)         (1,384)
    Changes in other assets and liabilities                                             30,261           7,588
                                                                                     ---------        --------

Net cash provided by (used for) operating activities                                    54,497          22,741
                                                                                     ---------        --------

CASH FLOW FROM INVESTING ACTIVITIES
Additions to property, plant and equipment                                             (30,762)        (31,617)
Acquisitions, net of cash acquired                                                    (110,795)             --
(Increase) decrease in other assets                                                     (2,988)         (9,984)
                                                                                     ---------        --------

Net cash provided by (used for) investing activities                                  (144,545)        (41,601)
                                                                                     ---------        --------


CASH FLOW FROM FINANCING ACTIVITIES
Dividends paid                                                                              --          (2,396)
Net increase (decrease) in borrowings under line of credit                              15,701          28,621
Repayment of long term debt                                                            (27,675)        (22,678)
Borrowings of long term loan                                                           122,284          12,943
Financing fees paid                                                                     (3,890)             --
                                                                                     ---------        --------


Net cash provided by (used for) financing activities                                   106,420         (16,490)
                                                                                     ---------        --------

Exchange Rate Variation                                                                 (1,463)          2,051

Net increase (decrease) in cash                                                         14,909            (319)
Cash - beginning of year                                                                26,092          11,626
                                                                                     ---------        --------

Cash - end of period                                                                 $  41,001        $ 11,307
                                                                                     =========        ========

           See accompanying notes to consolidated financial statements

                            TRIANON INDUSTRIES CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

   Effective May 12, 1999, MS Acquisition Corp changed its name to Trianon Industries Corp. Trianon Industries Corp. ("the Company") is the name of the group formed by the combination of the activities of SOFEDIT S.A. and Trianon Industries Corp in April 1998.

   See notes 4 and 5 to the Condensed Consolidated Financial Statements for informations regarding acquisitions during 1999.

   Trianon Industries Corp. ("Trianon Industries"), through Aetna Industries Inc. ("Aetna"), and Zenith Industrial Corporation ("Zenith"), its wholly-owned subsidiaries, is a leading direct supplier of high quality modules, welded subassemblies and chassis parts used as original equipment components in the North American automobile industry.

   SOFEDIT S.A., ("Sofedit") a direct wholly-owned subsidiary of the Company, is a leading direct supplier of welded subassemblies, body in white parts, clutch, brake and accelerator pedal modules, fuel tanks and crossmembers and chassis parts used as original equipment components by manufacturers in the European automobile industry.

   Trianon Industries and certain of its direct and indirect wholly-owned United States subsidiaries (i.e., Aetna Holdings, Inc., a Delaware corporation ("Aetna Holdings"), [Aetna Manufacturing Canada Ltd., a Michigan corporation ("Aetna Canada")], and Aetna Export Sales Corp., a U.S. Virgin Islands corporation ("Export")) have fully and unconditionally guaranteed the 11 7/8% Senior Notes due 2006 issued by Aetna in an aggregate principal amount of $85.0 million (the "Senior Notes"). Separate financial statements or other disclosures relative to Aetna Holdings, Export or Aetna Canada have not been presented as management has determined that such information is not material to investors.

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

   As a result of the Combination being accounted for as a reverse acquisition, and as a result of the two companies stock purchases, the financial statements included herein for the nine month period ended September 30,1998 represent the historical information of Sofedit, as predecessor and six months of Trianon Industries. The consolidated balance sheet at September 30, 1999 represents the consolidated financial position of Trianon Industries.

   The statements of operations and cash flows for the nine months ended September 30, 1998 represent the nine months financial data of Sofedit plus six months financial data of Trianon Industries.

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

                            TRIANON INDUSTRIES CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

2. INVENTORIES

   Inventories are comprised of the following:


                                                   SEPTEMBER 30,       DECEMBER 31,
                                                        1999               1998
                                                        ----               ----
            Raw materials                         $   26,539           $  27,131
            Work-in-process                           26,594              31,976
            Finished goods                            17,441              18,839
            Tooling                                   43,815              40,724
                                                  ----------           ---------
            Inventories, gross                       114,389             118,670

            Less valuation allowance                  (3,271)             (3,383)
                                                  ----------           ---------
            Total inventories                     $  111,118           $ 115,287
                                                  ==========           ==========

Tooling inventory at Sofedit is included in work in process at December 31, 1998 and has been included in tooling at September 30, 1999


3. STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                   ACCUMULATED
                                                ADDITIONAL                            OTHER            TOTAL
                                CONTRIBUTED       PAID IN        RETAINED         COMPREHENSIVE    STOCKHOLDER'S
                                  CAPITAL         CAPITAL    EARNINGS (DEFICIT)    INCOME (LOSS)   EQUITY (DEFICIT)
Balance at                            $39         $40,708             ($54,910)         ($2,450)            ($16,613)
December 31,1998
Reversal of Stock Offering Costs       --             950                   --               --                  950
Stock Options Exercised                --               3                   --               --                    3
Translation adjustment                 --              --                                (3,344)              (3,344)
Preferred Stock dividends              --              --               (3,379)              --               (3,379)
Net income (loss)                      --              --               (2,677)              --               (2,677)
                              -----------       ---------    -----------------    -------------    -----------------


Balance at  September  30,
1999                                  $39         $41,661             ($60,966)         ($5,794)            ($25,060)
                              -----------       ---------    -----------------    -------------    -----------------

                            TRIANON INDUSTRIES CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


4. ACQUISITION OF EMARC

   The company acquired 20% of the outstanding share capital of EMARC in October 1998. Pursuant to a share purchase agreement dated May 21, 1999 and amended on June 23, 1999, the Company agreed to pay an aggregate cash consideration of approximately $15.8 million and to issue 192,800 shares of its common stock to acquire the remaining 80% of the outstanding capital of EMARC. Pursuant to the terms of the amended share purchase agreement, the Company made a cash payment to acquire 10% of the outstanding capital of EMARC in June,1999 and placed the remaining cash funds in an escrow account. In the last quarter of 1999, the Company will issue 192,800 shares of its Common Stock to EMARC's shareholders, and release the escrow funds to acquire the remaining 70% of the share capital of EMARC. In addition, under the share purchase agreement, the former EMARC shareholders have been granted the option to require the Company to repurchase the 192,800 shares between June 15, 2001 and December 31, 2001, for approximately $15.7 million. Furthermore, pursuant to the share purchase agreement, the Company has agreed to employ a selling shareholder in a management position at the Company for a period of five years beginning in 1999. The Company will also assume $40.6 million of existing debt of EMARC.


5. ACQUISITIONS OF ZENITH AND MONTICH

   Pursuant to a stock purchase agreement executed on May 10, 1999, the Company acquired all of the outstanding shares of Zenith Industrial Corporation, a Michigan corporation ("Zenith"), on July 13 1999 from its existing shareholders ("the Zenith Acquisition"), for an initial purchase price of $101.0 million. In addition to such initial purchase price, the Company has agreed to make annual contingent payments to the former shareholders of Zenith, based on income targets over a period of three years. Moreover, the Company has agreed to pay to the former Zenith's shareholders additional compensation of an aggregate amount of $ 6.0 million in three installments of $2 million each over three years. On July 13, 1999, Zenith entered into a five-year $125.0 million senior revolving credit facility. The revolving credit facility is fully guaranteed by Trianon Industries Corp., Zenith and Aetna Holdings Inc., a wholly-owned direct Delaware subsidiary of Trianon Industries Corp. Zenith used the funds under this credit facility to finance the $101.0 million initial purchase price and for ongoing general corporate purposes.

   Pursuant to a stock purchase executed on August 5, 1999, the Company acquired 70% of the outstanding shares of Antonio R. Montich Y Cia. S.A., an Argentinean company ("Montich") for an initial purchase price of approximately $14.0 million. As part of this acquisition price, the Company has agreed to contingent payments to the selling shareholders, based on income targets to be paid out over a three-year period. In addition, the Company has agreed to repurchase from the selling shareholders of Montich all, but not less, than all, of their remaining 30% of the outstanding share capital of Montich. The Montich shareholders can exercise this option, at their discretion, at any time prior to May 2006.

   The acquisitions were accounted for under the purchase method, and accordingly, the assets purchased and liabilities assumed in the acquisitions are reflected in the accompanying consolidated balance sheet as of September 30, 1999 and the operations since the date of acquisitions are included in the accompanying consolidated statement of income and loss and cash flows for the period ended September 30, 1999. Goodwill resulting from this transaction is being amortized over a period of 40 years using a straight-line method. The purchase price was allocated to the purchased assets and liabilities as followed (in thousands).

                                                                 Zenith        Montich
                                                               ----------     ---------

Cash consideration paid to sellers, net of cash acquired
of $3,192 and $1,013 respectively                              $  103,487     $  12,987
Fees and expenses                                                     500
                                                               ----------     ---------
Cost of acquisition, net of cash acquired                         103,987        12,987

Accounts receivable, net                                       $   13,970     $   3,566
Inventory, net                                                      5,051         4,383
Property, plant & equipment                                        25,565        19,665
Accounts payables and accrued liabilities                         (11,962)      (12,181)
Deferred taxes                                                     (4,371)        1,007
Other assets purchased and liabilities assumed, net                   157       (10,545)
Minority interest                                                                  (272)
Goodwill                                                           75,577         7,364
                                                               ----------     ---------
Total cost allocation                                          $  103,987     $  12,987
                                                               ==========     =========

   The purchase price and related allocations may be revised within one year from the acquisitions based on revisions of preliminary estimates of fair values and final working capital acquired made at the date of purchase. Such changes are not expected to be significant.

   On a proforma basis, Trianon Industries had net sales of $734.3 million and $643.8 million, and pre-tax income (loss) of $10.3 million and $(6.9) million, for the nine months ended September 30, 1999 and 1998, respectively.

6. SHORT TERM AND LONG TERM DEBT

   In March, 1999, the Company entered into a revolving line of credit with its principal bank for up to $10.0 million. The loans have been used to make equity contributions to Aetna and for general corporate purposes, and may be used to make additional contributions or, if permitted, subordination loans to Aetna. The credit agreement provides that funds borrowed will bear interest, (i) prior to July 30, 1999, at the Company's option at either (a) the bank's prime rate or (b), .25% over LIBOR (as adjusted for reserve requirements of the Federal reserve System) and (ii) after July 30, 1999 at 2% over the greater of the federal funds rate or the bank's prime rate. The Company must also pay a commitment fee of 1/2% per annum on the unused amount of the commitment. The loans are payable on December 31, 1999. As of September 30, 1999, Trianon Industries had outstanding borrowings under the credit agreement totaling $10.0 million. The credit agreement contains certain restrictive covenants including covenants relating to financial statement ratios.

                            TRIANON INDUSTRIES CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


   In May, 1999 the Company entered into a line of credit with its principal bank for $41.3 million. The loans were used to finance the repurchase of $40.968 million aggregate principal amount of the Company's promissory notes and accrued interest thereon. The credit agreement provides that funds borrowed will bear interest, (i) prior to July 30, 1999, at either (a) the bank's prime rate or (b) a rate mutually agreed upon by Trianon Industries and the bank and (ii) after July 30, 1999, at 2% over the greater of the bank's prime rate or 1% over the federal funds rate. The loans are payable on December 31, 1999. As of September 30, 1999, Trianon Industries had outstanding borrowings under the credit agreement totaling $41.2 million. The credit agreement contains restrictive covenants including covenants relating to financial statement ratios.

                            TRIANON INDUSTRIES CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


7. COMBINING FINANCIAL INFORMATION OF TRIANON INDUSTRIES CORP BALANCE SHEET AS OF SEPTEMBER 30, 1999


                                                                        NON
                                      ISSUER          GUARANTORS     GUARANTORS   ELIMINATIONS       TOTAL
Total current assets                 $102,075          $  4,301       $266,501     $ (22,027)       $350,850
Property, plant and
 Equipment, net                        72,201             6,188        162,512            --         240,901

Other long-term assets                 28,468           155,900        117,287      (128,226)        173,429
                                     ---------         ---------      ---------    ----------       ---------

Total assets                         $202,744          $166,389       $546,300     $(150,253)       $765,180
                                     ---------         ---------      ---------    ----------       ---------

Total current liabilities             126,611            60,033        266,489       (11,648)        441,485
Long-term debt                         86,875            12,032        176,910       (12,032)        263,785
Junior subordinated notes                  --             9,502             --            --           9,502
Deferred income taxes and
 other long-term liabilities            5,498             4,874         21,904                        32,276
Redeemable preferred stock                 --            43,100             --            --          43,100
Minority interests                         --                --           (180)          272              92
Class A, common stock -
 $.01 par value,
 12,000,000 shares
 Authorized, 3,904,998
 Outstanding                               --                39         10,165       (10,165)             39
Additional paid-in capital             17,024            40,751         23,603       (39,717)         41,661
Retained earnings
 (accumulated deficit)                (33,308)           (3,942)        42,965       (66,681)        (60,966)
Cumulative translation
 Adjustment                                44                --          4,444       (10,282)         (5,794)
                                     ---------         ---------      ---------    ----------       ---------
Total shareholders equity             (16,240)           36,848         81,177      (126,845)        (25,060)
(deficit)
                                     ---------         ---------      ---------    ----------       ---------

Total liabilities and shareholders
Equity (deficit)                     $202,744          $166,389       $546,300     $(150,253)       $765,180
                                     =========         =========      =========    ==========       =========

                            TRIANON INDUSTRIES CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

7. COMBINING FINANCIAL INFORMATION OF TRIANON INDUSTRIES CORP. (CONTINUED)

CONSOLIDATED STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 1999


                                                                                      NON
                                                    ISSUER          GUARANTORS     GUARANTORS     ELIM.       TOTAL
      Net sales                                     $193,964        $          -   $  442,258     $   -      $636,222
      Cost of sales                                  173,355                   -      378,625         -       551,980
                                                    --------        ------------   ----------     -----      --------
      Gross profit                                    20,609                   -       63,633         -        84,242
      Selling, general and
       administrative expenses                        19,143               2,588       33,149         -        54,880
      Other income/(expenses)                         (1,160)               (533)      (1,749)        -        (3,442)
                                                    --------        ------------   ----------     -----      --------
      Operating income (loss)                            306              (3,121)      28,735         -        25,920
      Net interest expense                            11,320               3,776        8,632         -        23,728
                                                    --------        ------------   ----------     -----      --------
      Income (loss) before income
       Taxes                                         (11,014)             (6,897)      20,103         -         2,192
      Income tax provision (credit)                   (3,657)             (2,345)      10,675         -         4,673
                                                    --------        ------------   ----------     -----      --------
      Income (loss) before discontinued
       operations and preferred stock dividend        (7,357)             (4,552)       9,428         -        (2,481)
      Share in net income of equity investees              -                   -         (359)        -          (359)
      Minority interests                                   -                   -          180         -           180
      Discontinued Operations                              -                   -          (17)        -           (17)
      Preferred stock dividend                             -              (3,379)           -                  (3,379)
                                                    --------        ------------   ----------     -----      --------
      Net income available to common
        Stockholders                                $ (7,357)             (7,931)       9,232         -        (6,056)
                                                    --------        ------------   ----------     -----      --------

      Other comprehensive income (loss):
        Foreign currency translation
            Adjustment                                   288                   -       (3,632)        -        (3,344)
                                                    --------        ------------   ----------     -----      --------
        Comprehensive income (loss)                 $ (7,069)       $     (7,931)  $    5,600     $   -       $(9,400)
                                                    ========        ============   ==========     =====      ========

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

7. COMBINING FINANCIAL INFORMATION OF TRIANON INDUSTRIES (CONTINUED)

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 1999


                                                                                              NON
                                                           ISSUER        GUARANTORS        GUARANTORS     ELIM.       TOTAL
CASH FLOW FROM OPERATING ACTIVITIES
Net cash provided (used in) by operating
activities                                            $ (4,046)     $  (2,386)        $  60,929       $      -    $  54,497

CASH FLOW FROM INVESTING ACTIVITIES
Net cash (used for) provided by investing
activities                                              (6,537)       (16,570)         (137,438)        16,000     (144,545)

CASH FLOW FROM FINANCING ACTIVITIES
Net cash provided by financing                           9,390         19,727            93,303        (16,000)     106,420
Net effect of exchange rate                                292              -            (1,755)             -       (1,463)
Net increase (decrease) in cash                           (901)           771            15,039              -       14,909
Cash - beginning of year                                 1,185              -            24,907              -       26,092
Cash - end of period                                  $    284      $     771         $  39,946       $      -    $  41,001

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

8.  SEGMENT INFORMATION

The Company operates in one line of business, the design and manufacture of highly engineered metal-formed components, complex modules and mechanical assemblies for automotive OEM's in Europe and Americas.

The Company manages the business under two segments, Europe and Americas. The accounting policy of the reportable segments are the same as those described in the summary of significant accounting policies in the Company's annual report on Form 10-K. The Company evaluates performance based on earnings before interest, income taxes, net income of equity investees, minority interests and discontinued operations (EBIT).


                            September 30, 1999                   September 30, 1998                        December 31, 1998
                            ------------------                   ------------------                        -----------------
    OPERATING
     SEGMENTS         Europe    Americas      Total     Europe    Americas        Total        Europe      Americas       Total
     --------         ------    --------      -----     ------    --------        -----        ------      --------       -----
Revenues              $407,311   $228,911     $636,222 $ 393,765   $ 79,531     $ 473,296    $ 542,037     $ 168,809    $ 710,846
EBIT                    22,054      3,866       25,920    14,145     (6,898)        7,247       19,255        (7,569)      11,686

Depreciation and
  amortization          17,729     10,422       28,151    18,914      5,363        24,277       23,405         8,438       31,843

Total assets          $369,741   $395,439     $765,180 $ 221,749   $375,688     $ 597,437    $ 408,915     $ 215,247    $ 624,162


9. COMMON STOCK AND PREFERRED STOCK

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


10. RESTRICTED CASH

On June 23, 1999, the Company deposited $11.5 million in relation to the acquisition of EMARC SpA. This amount will be transferred to the shareholders of Emarc upon closing, which will occur on November 30, 1999.

As part of the Zenith Acquisition, the Company has deposited 0.5 million in a restricted cash account, for certain change of control payments.

11. CONSENT SOLICITATION

The Company requested a waiver of the financial information filing obligation from the bondholders of the Aetna senior notes due 2006. The cost, including consent fee, agent fee, and miscellaneous expenses is estimated to be $5.2 million before tax, and was accrued as of September 30, 1999.

                             AETNA INDUSTRIES, INC.
                          (A WHOLLY-OWNED SUBSIDIARY OF
                            TRIANON INDUSTRIES CORP.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                               OCTOBER 3,          DECEMBER 31,
                                                                                 1999                1998
                                                                                 ----                ----
ASSETS                                                                         (UNAUDITED)
CURRENT ASSETS:
Cash                                                                            $     284         $    1,185
Accounts  receivable  (less allowance for doubtful
     accounts of $356 and $411, respectively)                                      61,820             38,793
Inventories                                                                        32,768             47,764
Other current assets                                                                7,203              3,390
                                                                                ---------          ---------

Total current assets                                                              102,075             91,132
                                                                                ---------          ---------

Property, plant and equipment, net                                                 72,201             71,922
Deferred costs and other assets                                                     4,897              5,717
Goodwill                                                                           23,571             24,172
                                                                                ---------          ---------

Total Assets                                                                    $ 202,744          $ 192,943
                                                                                =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                                $  51,994          $  48,874
Accrued expenses                                                                   15,257             10,896
Current portion of long term and short term debt                                   59,360             56,720
                                                                                ---------          ---------

Total current liabilities                                                         126,611            116,490
                                                                                ---------          ---------

Long-term debt, less current portion                                               86,875             88,125
Deferred income taxes                                                               5,498              5,498
Stockholder's equity (deficit)
   Common stock - $.01 par value; 1,000 shares
     issued and outstanding                                                            --                 --
Contributed capital                                                                17,024              9,024
Accumulated deficit                                                               (33,308)           (25,950)
Cumulative translation adjustment                                                      44               (244)
                                                                                ---------          ---------
Total shareholders' equity (deficit)                                              (16,240)           (17,170)
                                                                                ---------          ---------

Total liabilities and shareholder equity (deficit)                              $ 202,744          $ 192,943
                                                                                =========          =========

           See accompanying notes to consolidated financial statements

                             AETNA INDUSTRIES, INC.
                         (A WHOLLY-OWNED SUBSIDIARY OF
                            TRIANON INDUSTRIES CORP.)

      CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME (LOSS)
                             (DOLLARS IN THOUSANDS)


                                                       THREE MONTHS ENDED                NINE MONTHS ENDED
                                                       ------------------                -----------------
                                                  OCTOBER 3,    SEPTEMBER 27,      OCTOBER 3,      SEPTEMBER 27,
                                                  ----------    -------------      ----------      -------------
                                                     1999          1998              1999             1998
                                                     ----          ----              ----             ----
                                                        (UNAUDITED)                       (UNAUDITED)
Net Sales                                            $  61,484    $  32,308         $ 193,964        $ 132,616
Cost of Sales                                           57,218       32,541           173,355          121,206
                                                     ---------    ---------         ---------        ---------
Gross Profit (loss)                                      4,266         (233)           20,609           11,410
Selling, general and administrative expenses             9,483        4,553            20,303           13,693
                                                     ---------    ---------         ---------        ---------
Operating income (loss)                                 (5,217)      (4,786)              306           (2,283)
Interest expense, net                                    3,660        3,623            11,320            9,676
                                                     ---------    ---------         ---------        ---------

Income (loss) before income taxes                       (8,877)      (8,409)          (11,014)         (11,959)
Income tax provision (credit)                           (2,997)      (3,157)           (3,656)          (4,027)
                                                     ---------    ---------         ---------        ---------

Net income (loss)                                    $  (5,880)   $  (5,252)        $  (7,358)       $  (7,932)
                                                     =========    =========         =========        =========

Other Comprehensive income (loss):
   Foreign currency translation adjustment                  31         (181)              288             (181)
                                                     ---------    ---------         ---------        ---------
   Comprehensive income (loss)                       $  (5,849)   $  (5,433)        $  (7,070)       $  (8,113)
                                                     =========    =========         =========        =========


See accompanying notes to consolidated financial statements

                             AETNA INDUSTRIES, INC.
                          (A WHOLLY-OWNED SUBSIDIARY OF
                            TRIANON INDUSTRIES CORP.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                  NINE MONTHS ENDED

                                                                               OCTOBER 3,    SEPTEMBER 27,
                                                                                  1999           1998
                                                                                  ----           ----
                                                                                        (UNAUDITED)
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)                                                               $  (7,358)      $  (7,932)
Adjustments to reconcile net income to net cash
 Provided by (used for) operating activities:
   Depreciation and amortization                                                    7,671           7,304
   Deferred income taxes                                                                -             (53)
   Other non cash charges                                                               -
   Changes in other assets and liabilities                                         (4,359)        (16,668)
                                                                                ---------         -------

Net cash provided by (used for) operating activities                               (4,046)        (17,349)
                                                                                ---------         -------


CASH FLOW FORM INVESTING ACTIVITIES
Additions to property, plant and equipment                                         (7,145)        (13,270)
(Increase) decrease in other assets                                                   608          (4,859)
                                                                                ---------         -------

Net cash provided by (used for) investing activities                               (6,537)        (18,129)
                                                                                ---------         -------

CASH FLOW FROM FINANCING ACTIVITIES
Net increase (decrease) in borrowings under line of credit                          2,015          34,340
Debt repayments                                                                      (625)              -
Capital contribution                                                                8,000               -
(Increase) decrease in other assets                                                     -           1,156
                                                                                ---------         -------

Net cash provided by (used for) financing activities                                9,390          35,496
                                                                                ---------         -------

Exchange Rate Variation                                                               292              --

Net increase (decrease) in cash                                                      (901)             18
Cash - beginning of year                                                            1,185              23
                                                                                ---------         -------

Cash - end of period                                                            $     284         $    41
                                                                                =========         =======

See accompanying notes to consolidated financial statements

                             AETNA INDUSTRIES, INC.
                          (A WHOLLY-OWNED SUBSIDIARY OF
                            TRIANON INDUSTRIES CORP.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

   Aetna Industries, Inc. ("Aetna") is a wholly-owned indirect subsidiary of Trianon Industries Corp. ("Trianon Industries") and is a wholly-owned direct subsidiary of Aetna Holdings, Inc. ("Aetna Holdings") and has two wholly-owned subsidiaries Aetna Export Sales Corp. ("Export") and Aetna Manufacturing Canada Ltd ("Aetna Canada"). Trianon Industries is a holding company that was formed for the sole purpose of purchasing Aetna and does not have any significant operations, other than its investments in its subsidiaries assets or liabilities, and junior subordinated debentures.

   Trianon Industries, Aetna Holdings, Aetna Export and Aetna Canada have fully and unconditionally guaranteed the 11 7/8% Senior Notes due 2006 issued by Aetna in an aggregate principal amount of $85,000,000 (the "Senior Notes"). Separate financial statements or other disclosures relative to Aetna Holdings, Export or Aetna Canada have not been presented as management has determined that such information is not material to investors.

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

                             AETNA INDUSTRIES, INC.
                         (A WHOLLY-OWNED SUBSIDIARY OF
                           TRIANON INDUSTRIES CORP.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

2. INVENTORIES
   Inventories are comprised of the following:


                                                      OCTOBER 3,   DECEMBER 31,
                                                         1999          1998
                                                         ----          ----
                                                            (UNAUDITED)
         Raw materials                                 $  1,191    $       881
         Work-in-process                                  2,558          2,333
         Finished goods                                   4,224          1,670
         Tooling                                         20,624         40,724
                                                       --------    -----------
         Inventories valued at FIFO                      28,597         45,608
         LIFO Reserve                                      (201)          (200)
                                                       --------    -----------
                                                         28,396         45,408
         Purchased parts and purchased labor              4,372          2,356
                                                       --------    -----------
         Total inventories                             $ 32,768    $    47,764


3. STOCKHOLDER'S EQUITY (DEFICIT)


                                                                                         ACCUMULATED                  TOTAL
                                                                                            OTHER                 STOCKHOLDER'S
                                          CONTRIBUTED           ACCUMULATED             COMPREHENSIVE                EQUITY
                                            CAPITAL               DEFICIT               INCOME (LOSS)               (DEFICIT)
    Balance at December 31,1998       $         9,024           $   (25,950)           $          (244)           $     (17,170)
    Translation adjustment                         --                    --                        288                      288
    Capital Contribution                        8,000                    --                         --                    8,000
    Net loss                                       --                (7,358)                        --                   (7,358)
                                      ---------------           -----------            ---------------            -------------

    Balance at October 3, 1999        $        17,024           $   (33,308)          $             44           $      (16,240)
                                      ---------------           -----------            ---------------            -------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TRIANON INDUSTRIES

RESULTS OF OPERATIONS

On April 14, 1998, Trianon Industries (The Company) completed a combination with Societe Financiere de Developpement Industriel et Technologique S.A., a French societe anonyme (Sofedit) (the Combination). In connection with the Combination, Sofedit's former stockholders transferred the outstanding capital stock of Sofedit to Trianon Industries in exchange for: (i) promissory notes of Trianon Industries in the principal amount of $40.9 million; (ii) dividends in an amount of approximately $1.0 million; (iii) 270,000 shares of Series B Preferred stock ($27.0 million stated value) of Trianon Industries; (iv) 3.0 million shares of Common Stock of Trianon Industries, and (v) the assumption of approximately $12.0 million of debt of such former stockholders. The Combination has been accounted for as a reverse acquisition because the former owners of Sofedit own approximately 75% of the fully diluted outstanding Common Stock of Trianon Industries as a result of the Combination. For accounting purposes, Sofedit is considered to be the acquirer of, and predecessor of Trianon Industries.

As a result of the Combination being accounted for as a reverse acquisition, the statements of operations and cash flows included elsewhere for the nine month period ended September 30, 1998 represent the historical information of Sofedit, as predecessor and six months of Trianon Industries. The consolidated balance sheet at September 30, 1999 and December 31, 1998 represents the consolidated financial position of Sofedit and Trianon Industries. The statements of operations and cash flows for the nine months ended September 30, 1999 represent the unaudited consolidated nine month financial data of Sofedit and Trianon Industries.

In June, 1999, the Company acquired 10% of the outstanding shares of EMARC SpA, an Italian company, increasing its investment to 30%.

On July 13, 1999, the Company purchased all of the outstanding shares of Zenith Industrial Corporation, a Michigan corporation ("Zenith"). On August 5, 1999, the Company purchased 70% of the outstanding shares of Antonio R. Montich Y Cia, an Argentinean company ("Montich").

The following table sets forth, for the periods indicated, Trianon Industries' unaudited consolidated proforma statement of operations expressed as a percentage of net sales for the three and nine months ended September 30, 1999 and unaudited consolidated proforma statement of operations for the three and nine months ended September 30, 1998. This table and subsequent discussions should be read in conjunction with the condensed consolidated financial statements and related notes thereto of Trianon Industries included elsewhere herein.

AS A PERCENTAGE OF NET SALES

                                                          PROFORMA THREE MONTHS ENDED          PROFORMA NINE MONTHS ENDED
                                                       ----------------  -----------------  -----------------  -----------------
                                                         SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                            1999               1998               1999               1998
                                                       ----------------  -----------------  -----------------  -----------------
Net sales                                                       100.0%             100.0%            100.0%            100.0%
Cost of sales                                                    85.2               87.3              84.3              85.1
                                                       ----------------  -----------------  -----------------  -----------------
Gross profit                                                     14.8               12.7              15.7              14.9
Selling, general and administrative expenses                     15.2               13.1              10.1              11.6
                                                       ----------------  -----------------  -----------------  -----------------

Operating income (loss)                                          -0.4               -0.4               5.6               3.3
Interest expense, net                                             4.6                4.9               4.2               4.3
                                                       ----------------  -----------------  -----------------  -----------------
Income (loss) before income taxes                                -5.0               -5.3               1.4              -1.1
Income tax provision (credit)                                    -0.9               -2.6               1.2              -0.5
Share in net income of equity
    investees and minority interests                             -0.1                  -              -0.1                 -
Losses on discontinued operations                                 0.5                  -                 -               0.5
                                                       ----------------  -----------------  -----------------  -----------------

Net income (loss) before preferred stock dividends               -3.7%              -2.7%              0.1%             -1.1%
                                                       ================  =================  =================  =================

PROFORMA THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO PROFORMA THREE MONTHS ENDED SEPTEMBER 30, 1998

NET SALES: Net sales were $215.9 million, for the three months ended September 30, 1999, compared to $192.1 million for the same period in 1998. Net sales in the Americas were 39.0% higher in the third quarter in 1999 than 1998. The increase in the Americas sales was due to the Grand Cherokee reaching full production volumes and the launch of the Suzuki Grand Vitara and the new
Saturn LS. Net sales in Europe were down by 4.0% in the third quarter 1999 from 1998, or up 1.6% excluding the effects of foreign exchange. The decrease in tooling sales were more than matched by the increase in production sales.

GROSS PROFIT: Gross profit was $31.9 million, or 14.8% of net sales, for the three months ended September 30, 1999 compared to $24.5 million, or 12.7% of net sales, for the same period in 1998. In the Americas, gross profit was $16.0 million for the three months ended September 30, 1999, or 15.7% of net sales, versus $14.1 million, or 19.2% of net sales for the same period in 1998. The decrease of gross margin is due to the decline in the Argentinean market. In Europe, gross profit reached $16.0 million, or 14.0% of net sales, versus $10.4 million, or 8.7% of net sales in 1998. The increase in European gross margin is mainly due to reducing launch costs and the effect of cost saving plans implemented at several production facilities.

RESEARCH AND DEVELOPMENT EXPENSES, SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES AND OTHER EXPENSES: Expenses for the three months ended September 30, 1999, were $32.8 million, or 15.2% of net sales, compared to $25.2 million, or 13.1% of net sales, for the same period in 1998. 1999 expenses included non-recurring expenses relating to : (i) the acquisition of Zenith, mainly change of control payments, and legal counsel fees amounting to $6.7 million, (ii) the failed bond issuance (approximately $2 million) and (iii) the consent fee, agent fee and miscellaneous expenses amounting to $5.2 million due to the Company's efforts to obtain a waiver of the financial information filing obligation from the bondholders of the Aetna senior notes due 2006. In 1998, expenses included non-recurring expenses amounting to $6 million.

INTEREST EXPENSE: Interest expense for the three months ended September 30, 1999 was $9.8 million, or 4.6% of net sales, compared to $9.6 million, or 4.9% of net sales in the same period in the prior year. The increase in interest expense is due principally to a sharp increase in tooling inventory relating to two major projects in the Americas. In Europe, interest expense was $1.4 million or 1.2% of sales, versus $2.0 million, or 1.6% of net sales for the same period in 1998. Excluding the effect of exchange rate fluctuations, interest expense in Europe decreased by 24.0%. The decrease is mainly due to a decrease in medium and long term debt, and reduced interest rates.

INCOME TAXES: The income taxes for the three months ended September 30, 1999 were a credit of $1.9 million with an effective tax rate of 17.5% as compared to a credit of $5.1 million with an effective tax rate of 49.6% for the same period in the prior year. The change in the effective tax rate is mainly due to loss incurred in the Americas, reduced research and development tax credit in France, and the non-capitalization of loss carry-forwards in the United Kingdom and Argentina.


PROFORMA NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO PROFORMA NINE MONTHS ENDED SEPTEMBER 30, 1998

NET SALES: Net sales were $734.3 million, up 14.1 % from the $643.8 million for the nine months ended September 30, 1999. Net sales in the Americas were 30.8 % higher in the first nine months in 1999 than 1998. The increase in the Americas sales was due to DaimlerChrysler Jeep Grand Cherokee and the Cami Grand Vitara ramp-up, the launch of the new Saturn LS, and an increase in tooling and prototype sales. Net sales in Europe were up 3.4% in the nine months 1999 from 1998, or 4.8% excluding the effects of foreign exchange. The increase in European sales was due to both a general growth in the car market and the launch of the Renault Clio II, the Peugeot 206, and the Mercedes Class S in 1998 which reached full production level in 1999.

GROSS PROFIT: Gross profit was $114.9 million, or 15.7% of net sales, for the nine months ended September 30, 1999 compared to $95.7 million, or 14.9% of net sales, for the same period in 1998. In the Americas, gross profit was $62.5 million for the nine months ended 1999 and $52.5 for the same period in 1998. In Europe, gross profit reached $52.5 million or 12.9% of net sales, versus $43.2 million or 11.0% of net sales in 1998. The increase in European gross margin is mainly due to reducing launch and project costs and the effect of cost saving plans implemented at several production facilities.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES AND OTHER EXPENSES:
Expenses for the nine months ended September 30, 1999 were $73.5 million, or 10.0% of net sales, compared to $74.7 million, or 11.6% of net sales, for the same period in 1998. Increased costs after non-recurring expenses were due to increased project team activity and the reinforcement in the period of management structure. 1999 expenses included non-recurring expenses relating to : (i) the acquisition of Zenith, mainly change of control payments and legal counsel fees amounting to $6.7 million, (ii) the failed bond issuance approximately $2 million, (iii) restructuring costs in Europe amounting to $1 million and (iv) the consent fee, agent fee and miscellaneous expenses amounting to $5.2 million, due to the Company's efforts to obtain a waiver of the financial information filing obligation from the bondholders. 1998 expenses included non-recurring compensation amounting to $17.5 million.

INTEREST EXPENSE: Interest expense for the nine months ended September 30, 1999 was $31.1 million, or 4.2% of net sales, compared to $27.9 million, or 4.3% of net sales in the same period in the prior year. The increase in interest expense is due principally to a sharp increase in tooling inventory relating to two major projects in the Americas. In Europe, interest expense was $6.1 million or 1.5% of sales, versus $6.7 million or 1.7% of net sales for the same period in 1998. Excluding the effect of exchange rate fluctuations, interest expense in Europe decreased by 7.3%. The decrease is mainly due to a decrease in medium and long term debt.

INCOME TAXES: The income taxes for the nine months ended September 30, 1999 were $8.9 million with an effective tax rate of 86.0% as compared to a credit of $3.1 million with an effective tax rate of 44.8% for the same period in the prior year. Losses were credit by recording an NOL, then reserved through the recording of a valuation allowance. The change in the effective tax rate is mainly due to loss incurred in the Americas to reduced research and development tax credit in France, and the non- capitalization of loss carry-forwards in the United Kingdom and Argentina.

LIQUIDITY AND CAPITAL RESOURCES

Trianon Industries's primary sources of liquidity are cash generated from operations and short-term and long-term debt, including the sale of receivables. Trianon Industries's principal use for these funds is to finance working capital needs, expected earn-out payments, debt payments and planned maintenance and expansion activities. The Company's liquidity is affected by both the cyclical nature of its business and its level of net sales. The Company believes that operating cash flow and its line of bank credit will be sufficient to cover its short-term and long-term capital expenditures and debt payment obligations. Nevertheless, Trianon Industries's ability to meet these liquidity demands will depend upon future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond Trianon Industries's control.

FINANCIAL CONDITION

At September 30, 1999, Trianon Industries had available cash, cash equivalents, marketable securities and restricted cash totaling $41.0 million, compared to $26.1 million at December 31, 1998. At September 30, 1999, Trianon Industries had current assets of $350.9 million, compared to $441.5 million in current liabilities, giving it negative working capital of $90.6 million, compared to negative $80.2 million at December 31, 1998.

At September 30, 1999, Trianon Industries had $2.0 million available under its Amended and Restated Credit Agreement among Aetna, Trianon Industries, Aetna Holdings, Aetna Export Sales Co., Aetna Canada and Bank One (the "Senior Revolving Credit Facility"). Additionally, Trianon had $20.8 million available under its Zenith senior revolving credit facility.

On September June 30, 1999, short-term debt consisted of $13.5 million of bank overdraft, $108.1 million of line of credit, and $53.9 million bank borrowings. Long-term debt consisted of Senior notes of $85.0 million, long-term bank loans of $151.7 million (including $104.3 million of Senior revolving credit ("Zenith Credit Agreement"), leasing contracts of $27.1 million and junior debt of $9.5 million.

CASH FLOWS

Net cash provided by operating activities was $54.5 million compared to $22.7 million in the same period of the prior year. The principal reason for the increase in cash provided by operating activities is attributable to a decrease in net loss and a decrease in working capital.

Net cash used for investing activities was $144.5 million and $41.6 million for the nine months ended September 30, 1999 and 1998, respectively. The change was due principally to the Zenith Acquisition and Montich acquisition.

Net cash provided by financing was $106.4 million for the nine months ended September 30, 1999 compared to cash used for financing activities of $16.5 million for the same period in 1998. This change was principally due to the Zenith acquisition and Montich acquisition financing.

EUROPEAN MONETARY UNION

A single currency called the Euro was introduced in Europe on January 1, 1999. Since substantial portions of Trianon Industries's operations are in Europe, Trianon Industries has actively prepared for the introduction of the Euro. Since January 1, 1999, Trianon Industries is required, upon the request of any party with which it transacts, to use the Euro as a currency of payments in its European commercial activities in certain financial transactions and in dealings with administrative bodies. On the basis of currently available information, Trianon Industries believes that expenses incurred or to be incurred in connection with the introduction of the Euro as a currency of payment have not and are not expected to have a material effect on the results of operations or financial position of Trianon Industries.

YEAR 2000

Trianon Industries is working diligently to ensure that its information technology systems and non-information technology systems are Year 2000 compliant. Trianon Industries has initiated a comprehensive Year 2000 compliance program in Europe and North America.

to identify and address potential Year 2000 problems and non-compliant operations. The program is divided into two main sections: production facility systems, which include software managing presses, robots, and other production means, and information systems, which include production planning, sales reporting, accounting and other administrative software.

Trianon Industries's program for ensuring Year 2000 compliance is managed separately for its European and North American operations. In Europe, Trianon Industries has established a central task force in charge of supervising and reviewing Year 2000 compliance of each subsidiary's operations. The central task force has hired a specialized consultant firm in charge of reviewing and assessing the implementation of the Year 2000 program in the operating subsidiaries. In North America, Trianon Industries has appointed a Year 2000 coordinator to review and implement Year 2000 compliance. Trianon Industries has been during the 2nd quarter 1999 audited by independent consulting firms hired by the Company's major U.S. customers, and certain European customers, to assess the state of Year 2000 compliance of their suppliers. These audits have assessed that the Trianon Industries's operations are generally low-risk.

Trianon Industries has upgraded or is in the process of upgrading its software systems to versions or releases which are certified by their vendors as being Year 2000 compliant. In North America, such upgrades are completed and are currently being tested. Testing is expected to be concluded soon. In Europe, most of upgrades are completed as well. For those information systems, which were, developed internally, the Company's European information systems staff has completed its review and is concluding repair or replacement of its principal systems. Trianon Industries tests all system prior to redeployment of upgraded systems into production, and has substantially completed all of such testing. The central team is monitoring progress of these activities to identify any potential difficulties, which may prevent deployment, and to ensure remedial action when appropriate.

Trianon Industries estimates that costs to update its internal information systems will be approximately $0.2 million in North America and $0.3 million in Europe. Trianon Industries expects to fund such expenses through its operating cash flow.

Trianon Industries believes that it will manage the transition to the Year 2000 without experiencing any material adverse effect on its financial conditions or results of operations. Given the significance of the potential consequences of a failure to resolve Year 2000 problems, there cannot, however, be any assurance that any failure to address a particular Year 2000 program will not have a material adverse effect on Trianon Industries business of financial condition. The actual results of Trianon Industries's Year 2000 program will be affected by a variety of factors, not all of which are within the control of Trianon Industries. Such factors include the ability to identify and solve computer software and hardware problems, the ability of contractor and suppliers to adequately prepare for the transition of Year 2000 and the cooperation of customers. It is important to note that the description of Trianon Industries's compliance efforts contain forward-looking statements which are subject to risks and uncertainties which could cause actual results to differ materially from those projected. This description necessarily involves estimates and projections with respect to activities required in the future. These estimates and projections are subject to changes as work continues, and such changes may be substantial.



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

In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5 ("SOP") 98-5), "Reporting on the Costs of Start-up Activities". This statement prescribes accounting treatment for start-up activities and is effective for fiscal years beginning after December 15, 1998. The adoption of this statement did not have a material effect on Trianon Industries's financial position or result of operations.


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

AS A PERCENTAGE OF NET SALES


                                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                           ------------------               -----------------
                                                      OCTOBER 3,     SEPTEMBER 27,      OCTOBER 3,     SEPTEMBER 27,
                                                         1999            1998              1999             1998
                                                         ----            ----              ----             ----
           Net sales                                     100.0%          100.0%           100.0%           100.0%
           Cost of sales                                  93.1           100.7             89.4             91.4
                                                         -----           -----            -----            -----
           Gross profit                                    6.9            (0.7)            10.6              8.6
           Selling, general and
           administrative expenses                        15.4            14.1             10.5             10.3
                                                         -----           -----            -----            -----

           Operating income (loss)                        (8.5)          (14.8)             0.1             (1.7)
           Interest expense, net                           6.0            11.2              5.8              7.3
                                                         -----           -----            -----            -----

           Income (loss)before income tax                (14.5)          (26.0)            (5.7)            (9.0)

           Income tax provision (credit)                  (4.9)           (9.8)            (1.9)            (3.0)
           Foreign currency translation                      -               -              0.1                -
            Adjustment
           Net loss                                       (9.6)%         (16.2)%           (3.7)%           (6.0)%




THREE MONTHS ENDED OCTOBER 3, 1999 COMPARED TO THREE MONTHS ENDED
SEPTEMBER 27, 1998

NET SALES: Net sales for the third quarter of 1999 were $61.5 million, or 90.4 percent higher than third quarter 1998 sales of $32.3 million. Production sales of $58.4 million in the third quarter of 1999 were up $30.8 million from $27.6 million in the third quarter of 1998, due to DaimlerChrysler Jeep Grand Cherokee, General Motors Saturn, and the Cami Vitara. Tooling and prototype sales down $1.6 million for the same period.

GROSS PROFIT: Gross profit was $4.3 million, or 6.9% of net sales, for the third quarter of 1999 compared to $(0.2) million, or (0.7)% of net sales, for the same period in 1998. The increase in gross margin was primarily the result of an increase in production sales of the DaimlerChrysler Jeep Grand Cherokee.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES: SG&A expenses for the third quarter of 1999 were $9.5 million, or 15.4% of net sales, compared to $4.6 million, or 14.1% of net sales, for the same period in 1998. As a percent of net sales, the increase was a result of the consent fee, agent fee and miscellaneous expenses amounting to $5.2 million due to the Company's efforts to obtain a waiver of the financial information filing obligation from the bondholders, partially offset by launch expense that are no longer being incurred and increased production sales.

INTEREST EXPENSE: Interest expense for the third quarter of 1999 was $3.7 million, or 6.0% of net sales, compared to $3.6 million or 11.2% of net sales for the same period in 1998. Interest expense was impacted by higher levels of short-term debt used to finance the launch of the Saturn programs.

INCOME TAXES: The income tax credit in the third quarter of 1999 was $3.0 million as compared to an income tax credit of $3.2 million for the same period in 1998.

NINE MONTHS ENDED OCTOBER 3, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 27,
1998

NET SALES: Net sales for the nine months of 1999 were $194.0 million, or 46.3% higher than nine months 1998 sales of $132.6 million. Production sales of $178.7 million for the nine months ended 1999 were up $56.3 million from $122.4 million for the nine months ended 1998, due to DaimlerChrysler Jeep Grand Cherokee, General Motors Saturn Innovate and the Cami Vitara. Tooling and prototype sales were up $5.1 million for the same period.

GROSS PROFIT: Gross profit was $20.6 million, or 10.6% of net sales, for the nine months ended 1999 compared to $11.4 million, or 8.6 % of net sales, for the same period in 1998. The increase in gross profit was primarily the result of uninterrupted production sales and decreased launch expenses.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES: SG&A expenses for the nine months ended 1999 were $20.3 million, or 10.5% of net sales, compared to $13.7 million, or 10.3% of net sales, for the same period in 1998. As a percent of net sales, the decrease was a result of the consent fee, agent fee and miscellaneous expenses amounting to $5.2 million due to the Company's efforts to obtain a waiver of the financial information filing obligation from the bondholders, partially offset by launch expense that are no longer being incurred.

INTEREST EXPENSE: Interest expense for the nine months ended 1999 was $11.3 million, or 5.8% of net sales, compared to $9.7 million or 7.3% of net sales for the same period in 1998. Interest expense was impacted by higher levels of short-term debt used to finance the launch of the Saturn and WJ programs, and other working capital requirements.

INCOME TAXES: The income tax credit for the nine months ended 1999 was $3.7 million as compared to an income tax credit of $4.0 million for the same period in 1998.


LIQUIDITY AND CAPITAL RESOURCES

Aetna's principal capital requirements are to fund working capital needs, to meet required debt and interest payments and to complete planned maintenance and expansion expenditures.

At October 3, 1999 there was $2.0 million available under the Senior Revolving Credit Facility. Management currently anticipates that its operating cash flow, together with available borrowings under the Senior Revolving Credit Facility and financing facilities of the parent, will be sufficient to meet working capital requirements, capital expenditure requirements, and interest requirements on debt obligations.

The terms of the indenture pursuant to which the Senior Notes were issued contains certain restrictive covenants which include restrictions on the ability of Aetna, Aetna Canada and Export from paying dividends or making certain other payments to Aetna Holdings or Trianon Industries.


CASH FLOWS

Net cash used for operations for the nine months ended October 3, 1999 aggregated $4.0 million. This compares to net cash used for operations of $17.4 million for the same period in 1998. The increase is due primarily to decrease in tooling inventory.

Net cash flows used for investing activities aggregated $6.5 million for the nine months ended October 3, 1999 as compared to $18.1 million for the same period in 1998 and consists principally of capital expenditures. The major capital projects during 1999 have been the purchase of robots for the Saturn Innovate launch, equipment to support Aetna's development lab for 3 dimensional remote welding, and the purchase and installation of robots to support increased volume requirements for the GM rear suspension assembly.

Net cash flows provided by financing aggregated $9.4 million for the nine months ended October 3, 1999 as compared to cash provided by financing of $35.5 million for the same period in the prior year. 1999 included a $8.0 million capital contribution from Trianon, and an increase in the Senior Revolving Credit Facility of $2.0 million offset by $0.6 million of debt repayment, while 1998 represented an increase in the Senior Revolving Credit Facility.

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

NOT APPLICABLE

 PART II.  OTHER INFORMATION

 ITEM 1.   NOT APPLICABLE

 ITEM 2.   NOT APPLICABLE

 ITEM 3.   NOT APPLICABLE

 ITEM 4.   NOT APPLICABLE

 ITEM 5.   NOT APPLICABLE

 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits

EXHIBIT NO.                       DESCRIPTION OF EXHIBITS
---------------------------------------------------------
 10.1 Agreement ["Zenith Credit Agreement"] dated as of July 13, 1999 by and among 2020 Corp. 70, the Lenders and Bank One, Michigan, formerly known as NBD Bank, as the Agent.

 10.2 Sixth Amendment to Credit Agreement dated as of June 30, 1999, by and among Aetna Industries, Inc., the Guarantors party thereto, the Lenders, and Bank One, Michigan, formerly known as NBD Bank, as the Agent.

 10.3 Seventh Amendment to Credit Agreement, dated as of August 31, 1999, by and among Aetna Industries, Inc., the Guarantors party thereto, the Lenders, and Bank One, Michigan, formerly known as NBD Bank, as the Agent.

 10.4 Eighth Amendment to Credit Agreement, dated as of September 30, 1999 by and among Aetna Industries, Inc., the Guarantors, party thereto, the Lenders, and Bank One, Michigan, formerly known as NBD Bank, as the Agent.

 27.1   Financial Data Schedule for Aetna Industries, Inc.

 27.2   Financial Data Schedule for Trianon Industries Corp.

(b) Reports on Form 8-K

        The Company filed a current report on form 8-K, dated July 28, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

The signatory hereby acknowledges and adopts the typed form of his name in the electronic filing of this document with the Securities and Exchange Commission.

                                         Aetna Industries, Inc.

Date: November 22, 1999                      By: //s// Harold A. Brown
                                                 -------------------------------
                                         Harold A. Brown
                                         Secretary, Vice President, Finance
                                         and Chief Financial Officer

                                         Trianon Industries Corp.
Date: November 22, 1999                  By: //s// Harold A. Brown
                                            ------------------------------------
                                         Harold A. Brown
                                         Secretary, Vice President North America

EXHIBIT INDEX

Exhibit No.          Description of Exhibits
-----------          -----------------------


10.1 Agreement ["Zenith Credit Agreement"] dated as of July 13, 1999 by and among 2020 Corp. 70, the Lenders and Bank One, Michigan, formerly known as NBD Bank, as the Agent.

10.2 Sixth Amendment to Credit Agreement dated as of June 30, 1999, by and among Aetna Industries, Inc., the Guarantors party thereto, the Lenders, and Bank One, Michigan, formerly known as NBD Bank, as the Agent.

10.3 Seventh Amendment to Credit Agreement, dated as of August 31, 1999, by and among Aetna Industries, Inc., the Guarantors party thereto, the Lenders, and Bank One, Michigan, formerly known as NBD Bank, as the Agent.

10.4 Eighth Amendment to Credit Agreement, dated as of September 30, 1999 by and among Aetna Industries, Inc., the Guarantors, party thereto, the Lenders, and Bank One, Michigan, formerly known as NBD Bank, as the Agent.

27.1          Financial Data Schedule for Aetna Industries, Inc.

27.2          Financial Data Schedule for Trianon Industries Corp.